Form 10-Q
period 2020-03-31
Orion Engineered Carbons S.A.
filed 2020-05-07
CIK 1609804

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

ORION ENGINEERED CARBONS S.A.
(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg	001-36563		00-0000000
(State or other jurisdiction of incorporation or organization)	(Commission file number)		(I.R.S. Employer Identification No.)

4501 Magnolia Cove Drive Suite 106	Houston,	Texas	77345
(Address of Principal Executive Offices)			(Zip Code)
(281) 318-2959
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	OEC	New York Stock Exchange

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

The registrant had 60,487,117 shares of common stock outstanding as of May 6, 2020.

PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (unaudited)

Consolidated Statements of Operations of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Net sales	$336,007	$384,714
Cost of sales	245,815	286,745
Gross profit	90,193	97,969

Selling, general and administrative expenses	44,519	55,577
Research and development costs	4,956	5,129
Other expenses, net	3,175	2,475
Restructuring expenses	—	89
Income from operations	37,543	34,699

Interest and other financial expense, net	9,610	6,443
Reclassification of actuarial losses from AOCI	2,398	—
Income from operations before income taxes and equity in earnings of affiliated companies	25,534	28,256

Income tax expense	7,635	9,439
Equity in earnings of affiliated companies, net of tax	133	137
Net income	$18,032	$18,954

Weighted-average shares outstanding (in thousands of shares):
Basic	60,276	59,518
Diluted	61,391	61,113
Earnings per share:
Basic	$0.30	$0.32
Diluted	$0.29	$0.31

Dividends per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$18,032	$18,954
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(24,071)	1,463
Unrealized net gains/(losses) on hedges of a net investment in a foreign operation	36	—
Unrealized net gains/(losses) on cash flow hedges	(656)	(2,225)
Gains/(losses) on defined benefit plans	1,847	53
Other comprehensive loss	(22,844)	(709)
Comprehensive income	$(4,811)	$18,245

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets of Orion Engineered Carbons S.A. (Unaudited)

March 31, 2020	December 31, 2019
(In thousands, except share amounts)
Current assets
Cash and cash equivalents	$107,540	$63,726
Accounts receivable, net of expected credit losses
of	$7,454	and	$6,632	234,532	212,565
Other current financial assets	19,245	11,347
Inventories	168,481	164,799
Income tax receivables	7,819	17,924
Prepaid expenses and other current assets	32,072	37,358
Total current assets	569,688	507,718
Property, plant and equipment - net	535,237	534,054
Operating lease right-of-use assets	29,718	27,532
Goodwill	75,427	77,341
Intangible assets - net	48,124	50,596
Investment in equity method affiliates	5,235	5,232
Deferred income tax assets	56,291	48,720
Other financial assets	692	2,501
Other assets	3,434	3,701
Total non-current assets	754,157	749,676
Total assets	$1,323,845	$1,257,394

Current liabilities
Accounts payable		$145,342	$156,298
Current portion of long term debt and other financial liabilities		144,854	36,410
Current portion of employee benefit plan obligation		886	908
Accrued liabilities		31,939	44,931
Income taxes payable		14,927	14,154
Other current liabilities		35,712	32,509
Total current liabilities		373,659	285,211
Long-term debt, net		619,879	630,261
Employee benefit plan obligation		69,472	71,901
Deferred income tax liabilities		54,056	43,308
Other liabilities		39,963	40,701
Commitments and contingencies	Note M
Total non-current liabilities		783,371	786,171
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,729,289 shares with no par value
Outstanding – 60,487,117 and 60,224,147 shares		85,323	85,032
Less 505,142 and 505,142 shares of common treasury stock, at cost		(8,515)	(8,515)
Additional paid-in capital		62,930	65,562
Retained earnings		84,283	78,296
Accumulated other comprehensive loss		(57,206)	(34,362)
Total stockholders' equity		166,815	186,013
Total liabilities and stockholders' equity		$1,323,845	$1,257,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$18,032	$18,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets	23,845	24,095
Amortization of debt issuance costs	501	535
Share-based incentive compensation	(1,139)	3,553
Deferred tax (benefit)/provision	(1,865)	(2,913)
Foreign currency transactions	1,219	935
Reclassification of actuarial losses from AOCI	2,398	—
Other operating non-cash items	360	1,028
Changes in operating assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in trade receivables	(31,097)	(12,623)
(Increase)/decrease in inventories	(11,681)	7,946
Increase/(decrease) in trade payables	4,391	3,868
Increase/(decrease) in provisions	(11,365)	(20,821)
Increase/(decrease) in tax liabilities	12,016	1,748
Increase/(decrease) in other assets and liabilities that cannot be allocated to investing or financing activities	(711)	(134)
Net cash provided by operating activities	$4,905	$26,171
Cash flows from investing activities:
Cash paid for the acquisition of intangible assets and property, plant and equipment	$(50,851)	$(22,487)
Net cash used in investing activities	$(50,851)	$(22,487)
Cash flows from financing activities:
Repayments of long-term debt	$(2,006)	$(2,018)
Cash inflows related to current financial liabilities	109,813	37,082
Cash outflows related to current financial liabilities	—	(22,823)
Dividends paid to shareholders	(12,045)	(11,904)
Taxes paid for shares issued under net settlement feature	(1,202)	—
Net cash used in financing activities	$94,560	$337
Increase (decrease) in cash, cash equivalents and restricted cash	$48,614	$4,021
Cash, cash equivalents and restricted cash at the beginning of the period	68,231	61,604
Effect of exchange rate changes on cash	(6,630)	(200)
Cash, cash equivalents and restricted cash at the end of the period	$110,215	$65,425
Less restricted cash at the end of the period	2,675	4,504
Cash and cash equivalents at the end of the period	$107,540	$60,921

Cash paid for interest, net	$(4,345)	$(6,024)
Cash (paid)/refund for income taxes	$2,259	$(8,764)
Supplemental disclosure of non-cash activity:
Liabilities for leasing - current	$2,982	$5,144
Liabilities for leasing - non-current	$1,242	$25,587

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity of Orion Engineered Carbons S.A. (Unaudited)

			Common stock
	(In thousands, except per share amounts)		Number of common shares	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total equity
	Balance at January 1, 2020		60,224,147	$85,032	$(8,515)	$65,562	$78,296	$(34,362)	$186,013
	Net income		—	—	—	—	18,032	—	18,032
	Other comprehensive loss, net of tax		—	—	—	—	—	(22,844)	(22,844)
Dividends paid -	$0.20	per share	—	—	—	—	(12,045)	—	(12,045)
	Share based compensation		—	—	—	(2,632)	—	—	(2,632)
	Issuance of stock under equity compensation plans		262,970	291	—	—	—	—	291
	Balance at March 31, 2020		60,487,117	$85,323	$(8,515)	$62,930	$84,283	$(57,206)	$166,815

			Common stock
	(In thousands, except per share amounts)		Number of common shares	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total equity
	Balance at January 1, 2019		59,518,498	$84,254	$(8,683)	$63,544	$39,409	$(19,628)	$158,896
	Net income		—	—	—	—	18,954	—	18,954
	Other comprehensive loss, net of tax		—	—	—	—	—	(709)	(709)
Dividends paid -	$0.20	per share	—	—	—	—	(11,904)	—	(11,904)
	Share based compensation		—	—	—	3,553	—	—	3,553
	Balance at March 31, 2019		59,518,498	$84,254	$(8,683)	$67,097	$46,459	$(20,337)	$168,790

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements of Orion Engineered Carbons S.A. (Unaudited)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
        Orion Engineered Carbons S.A.’s unaudited condensed consolidated financial information include Orion Engineered Carbons S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The Company is a leading global manufacturer of carbon black products and is incorporated in Luxembourg. Carbon black is a powdered form of carbon that is used to create the desired physical, electrical and optical qualities of various materials. Carbon black products are primarily used as consumables and additives for the production of polymers, printing inks and coatings (“Specialty Carbon Black” or “Specialties”) and in the reinforcement of rubber polymers (“Rubber Carbon Black” or “Rubber”).
The Company manufactures Specialty Carbon Black for a broad range of specialized applications such as polymers, printing systems and coatings applications. The various production processes result in a wide range of different Specialty Carbon Black pigment grades with respect to their primary particle size, structure and surface area/surface chemistry. These parameters affect jetness, tinting strength, undertone, dispersibility, oil absorption, electrical conductivity and other characteristics.
The types of Rubber Carbon Black used in the rubber industry are manufactured according to strict specifications and quality standards. Structure and specific surface area are the key factors in optimizing reinforcement properties in rubber polymers.
        As at March 31, 2020, the Company operates 13 wholly owned production facilities in Europe, North and South America, Asia and South Africa and three sales companies and another nine holding companies and six service companies, as well as two former operating entities in Portugal and France (currently in dissolution). Additionally, the Company operates a joint venture with one production facility in Germany.
The Company's global presence enables it to supply Specialty Carbon Black customers as well as international customers in the tire and rubber industry with the full range of carbon black grades and particle sizes. Sales activities are supported by sales and representative offices all around the globe. Integrated sales activities with key account managers and customer services are carried out in the United States, Brazil, South Korea and Germany and China.
Risks and Uncertainties

We are subject to risks and uncertainties as a result of the current outbreak of a novel strain of coronavirus (COVID-19). The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the chemical industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, lower demand for our products, commodity price volatility, heightened price sensitivity among customers, higher competitive intensity, inventory revaluations, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Summary of Significant Accounting Policies
Revenue and Income Recognition

        The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or a service to a customer. Revenue is only recognized when control is transferred to the customer. The amount of consideration we receive and revenue we recognize is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. We also give our customers a limited right to return product that has been damaged or does not satisfy their specifications, or for other specific reasons. Payment terms on product sales to our customers typically range from 30 to 90 days.  Although certain exceptions exist where standard payment terms are exceeded, these instances are infrequent and do not exceed one year.

Revenue is recognized according to the five-step model prescribed in ASC 606. Under the first step, the entity has to identify the contract entered with a customer granting the right to receive goods or service in exchange for consideration. The second step requires the identification of distinct performance obligations within a contract. The transaction price of the arrangement is defined in Step 3 of ASC 606. In addition to the contractual fixed price the entity has to take variable considerations into account. If the entity identified more than one separate performance obligation under step 2, it has to account for this contract as a multiple element arrangement resulting in an allocation of revenues to the obligations identified. If these conditions are satisfied, revenue from the sale of goods is recognized when control have been transferred to the buyer, either at a point in time, or over time.

The Company derives a substantial majority of revenues from selling carbon black to industrial customers for further processing. Revenue recognition and measurement is governed by the following principles. The amount of revenue and the transaction price is contractually specified between the parties and measured at the amount expected be received less value-added tax and any trade discounts and volume rebates granted. Discounts and volume rebates are accounted for as estimates of variable consideration and deducted from revenue.

With respect to the sale of goods, sales are recognized at the point in time control over the good transfers to the customer. The timing of the transfer of control varies depending on the individual terms of the sales agreement.

The Company's business is organized by its two carbon black product types. For corporate management purposes and all periods presented the Company had “Rubber” and “Specialty” as reportable operating segments. Rubber carbon black is used in the reinforcement of rubber in tires and mechanical rubber goods; Specialties are used as pigments and performance additives in coatings, polymers, printing and special applications.

Adoption of accounting standards
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (ASU 2020-03). The amendments in this update affect a wide variety of topics in the codification and represent changes to clarify or improve the codification. The amendments make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Issues 1, 2, 4 and 5 within the standard are conforming amendments and are effective upon issuance of ASU 2020-03. Issue 3 is also a conforming amendment and is effective for fiscal years beginning after December 15, 2019. Issues 6 and 7 relate to ASU No. 2016-13 and are effective for fiscal years beginning after December 15, 2019 since Orion previously adopted ASU No. 2016-13 on January 1 2019. The Company adopted ASU 2020-03 as of January 1, 2020. The adoption of this guidance did not have any impact on the Company’s financial statements.
In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)- Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update) (ASU 2020-02). The new standard as it relates to Topic 326 is effective upon a registrant’s adoption of FASB ASC Topic 326 (adopted by Orion on January 1, 2019). The new standard is as it relates to Topic 842 is not applicable. The adoption of ASU 2020-02 did not have any impact on the Company’s financial statements.
In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (ASU 2019-11). The amendments in this update represents changes to clarify, correct errors in, or improve the codification, and make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-11 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of ASU 2019-11 as long as the entity has adopted the amendments in ASU No. 2016-13. The Company adopted ASU 2019-11 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) (ASU 2019-05). The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. For entities that have adopted the amendments in ASU No. 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of ASU 2019-05 as long as the entity has adopted the amendments in ASU No. 2016-13. The Company adopted ASU 2019-05 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04). The updates contained in this ASU provide clarification and correction to ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and is intended to improve the Codification or correct its unintended application. The amendments in ASU 2019-04 related to ASU No. 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period following the issuance of ASU 2019-04 as long as the entity has adopted all of the amendments in ASU No. 2016-01. For entities that have adopted the amendments in update 2016-13, the amendments in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of ASU 2019-04 as long as the entity has adopted the amendments in ASU No. 2016-13. For entities that have adopted the amendments in ASU No. 2017-12 as of the issuance date of ASU 2019-04, the effective date is as of the beginning of the first annual period beginning after the issuance of ASU 2019-04 (January 1, 2020 for Orion). For those entities, early adoption is permitted, including adoption on any date on or after the issuance of ASU 2019-04. The Company adopted ASU 2019-04 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance changes the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. The guidance is effective for financial statements issued for fiscal years ending after December 15, 2020 for public business entities and fiscal years ending after December 15, 2021 for all other entities. Early adoption is permitted. Entities will apply the amendments retrospectively. The Company adopted ASU No 2018-14 as of January 1, 2020 The adoption of this guidance will not have a significant impact on the Company's financial statements.

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
Use of estimates
The preparation of consolidated financial statements in conformity U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.
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

Note B. Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements.
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

Note C. Leases
Orion has entered into lease contracts as a lessee and is not acting as a lessor. The vast majority of Orion’s lease contracts are concerning operational items such as rail cars, company cars, offices and office equipment.
The recorded right-of-use assets as of March 31, 2020 amounted to $29.7 million, and the corresponding lease liabilities amounted to $31.3 million, of which $8.6 million were recorded within other current liabilities and $22.7 million as other liabilities.
The weighted remaining average minimum lease period is 2.7 years.
The undiscounted minimum lease payments are due in and reconcile to the discounted lease liabilities as follows:

March 31, 2020
(In thousands)
Next 12 months	$8,593
1 to 2 years	7,291
2 to 3 years	6,391
3 to 4 years	5,578
4 to 5 years	4,301
More than 5 years	4,644
Total undiscounted minimum lease payments	36,799
Discount	(5,501)
Lease liability (current and non-current)	$31,298

The weighted average discount rate applied to the lease liabilities is 6.43%.
Finance lease costs were immaterial for the three months ended March 31, 2020. Operating lease costs amounted in total to $3.2 million for the three months ended March 31, 2020 and were recorded as operating expenses under cost of sales, selling, general and administrative expenses and under research and development cost. Cash paid for amounts included in the measurement of lease liabilities from operating leases was $2.2 million for March 31, 2020 and $2.7 million for the three months ended March 31, 2019 and was immaterial for finance leases during the same periods.
In addition to the above, we entered into a forward-starting lease agreement in October 2016, for a district heating facility in Cologne, Germany, where we plan to operate the equipment to generate the required heat energy. The lessor, the public utility of our neighbor city and its agents, is currently constructing the facilities at our location, with the lease scheduled to commence by the end of 2020 after construction is completed. The lease agreement will have a total of approximately $35.0 million in undiscounted future lease payments over the 20 year term of the lease.

Note D. Inventories
Inventories, net of obsolete, unmarketable and slow moving reserves are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Raw materials, consumables and supplies, net	$76,637	$69,168
Work in process	35	148
Finished goods, net	91,808	95,483
Total	$168,481	$164,799
Orion periodically reviews inventories for both obsolescence and loss in value. In this review, Orion makes assumptions about the future demand for and the future market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory.
The balance of the reserve for obsolete, unmarketable and slow moving inventories amounted to $6.7 million as of December 31, 2019. The additions, net to the reserve during the quarter ended March 31, 2020 amounted to $3.4 million (prior year: $0.1 million), of which $2.9 million were related to adjust inventories to net realizable value (prior year: nil). The balance of the reserve as of March 31, 2020 increased therefore to $10.0 million. The adjustment to net realizable values was recorded on raw materials, consumables and supplies and on finished goods.

Note E. Debt and Other Obligations
The company had the following debt arrangements in place as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Current
Term loan	$7,952	$8,057
Deferred debt issuance costs - term loan(1)	(1,366)	(1,409)
Other short-term debt and obligations	138,267	29,762
Current portion of long term debt and other financial liabilities	144,854	36,410
Non-current
Term loan	624,164	634,994
Deferred debt issuance costs - term loan(1)	(4,285)	(4,733)
Long-term debt, net	619,879	630,261
Total	$764,733	$666,671

(1) According to ASU 2015-03, adopted on January 1, 2016, the Company presents debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that liability.
(a) Term Loan
On July 25, 2014, Orion entered into a refinancing of its indebtedness. The initial term loan credit facility in USD of $895.0 million was allocated to a term loan facility denominated in USD of $358.0 million and a term loan facility denominated in Euro of €399.0 million with both having an original maturity date of July 25, 2021 (the “Term Loans”). Initial interest was calculated based on three-month EURIBOR (for the Euro denominated loan), or three-month USD-LIBOR (for the USD denominated loan) plus a 3.75% - 4.00% margin depending on leverage ratio. For both EURIBOR and USD-LIBOR a floor of 1.0% applied. At least 1% of the principal amount is required to be repaid per annum; Orion may make additional voluntary repayments. In the years 2015 to 2017 Orion executed several voluntary repayments totaling €56.0 million and $58.0 million.
After several amendments to the credit agreement Orion repriced its EUR- and USD-denominated outstanding term loans during the years 2016 to 2018 and achieved a significant reduction of both interest margins to currently 2.00% for the USD term loan and 2.25% for the Euro term loan. The margin is no longer linked to Orion's net leverage ratio. In addition the EURIBOR and USD-LIBOR floors were reduced to 0.00%. Moreover the durations of both term loans were extended by another three years resulting in a new maturity date of July 25, 2024 (previously July 25, 2021). Other provisions of this credit agreement remained unchanged.
Transaction costs incurred directly in connection with the incurrence of the Euro and U.S. Dollar denominated term loans, thereby reducing their carrying amount, are amortized as finance costs over the term of the loans. Transaction costs incurred in connection with the modifications of the term loan in the years 2016 to 2018 were directly expensed as incurred as the modified terms were not substantially different. In connection with the repricing described above further transaction costs of $0.7 million in 2018 and $3.5 million equivalent in 2017 and $2.1 million equivalent in 2016 were incurred and directly expensed. In 2020, an amount of $0.3 million equivalent related to capitalized transaction costs was amortized and recognized as finance costs in this regard (prior year: $0.3 million equivalent).
On May 11, 2018, Orion entered into a $235.0 million cross currency swap to synthetically convert its US dollar liabilities into EUR to mitigate foreign currency risk. This swap transaction impacts both principal and interest payments associated with debt service and results in a further annual interest payments savings of approximately $4.7 million. The swap became effective on May 15, 2018 and will expire on July 25, 2024, in line with maturity of the term loan.
A portion of the USD-denominated term loan was designated as a hedge of the net investment in a foreign operation to reduce the Company's foreign currency exposure. Since January 1, 2015 the Company had designated $180.0 million of the total USD-denominated term loan held by a Germany based subsidiary as the hedging instrument to hedge the change in net assets of a US subsidiary, which is held by a Germany based subsidiary, to manage foreign currency risk. Due to the new hedging approach utilizing cross currency swap as described above, hedge accounting for the net investment hedge was discontinued on May 15, 2018. An unrealized loss of $2.2 million remains within other comprehensive income until it is recycled through profit and loss upon divestment of the hedged item.
The carrying value as at March 31, 2020 includes the nominal amount of the Term Loans plus accrued unpaid interest less deferred debt issuance costs - term loan of $5.7 million (December 31, 2019: $6.1 million).

(b) Revolving credit facility
To generally safeguard the Company’s liquidity, the Company has entered into a revolving credit facility (“RCF”).
As part of the July 25, 2014 refinancing the then-existing revolving facility was replaced by a €115.0 million multicurrency revolving credit facility with an original maturity date July 25, 2019. Interest is calculated based on EURIBOR (for EUR drawings), and USD-LIBOR (for USD drawings) plus 2.5% - 3.0% margin (depending on leverage ratio). The RCF was not drawn on the respective reporting dates while certain local ancillary facilities reduced the available commitment. Transaction costs in the amount of $3.3 million originally incurred in connection with the RCF are also recorded as deferred expenses and are amortized as finance costs on a straight-line basis over the term of the facility (until July 25, 2019).
An amendment to the Credit Agreement entered into on May 5, 2017 (i) reduced the commitment fee paid on the unused commitments from 40% of the Applicable Rate (as defined in the Credit Agreement) to 35% of the Applicable Rate, (ii) extended the maturity date for the revolving credit facility to April 25, 2021 and (iii) increased the aggregate amount of revolving credit commitments to €175.0 million. All other terms of the Credit Agreement remained unchanged.
Additional Transaction costs in conjunction with the RCF in the amount of $2.3 million incurred in connection with the 2017 amendment to the Credit Agreement are also recorded as deferred expenses and are amortized as finance costs on a straight-line basis over the term of the facility (until April 25, 2021).
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
The Eighth Amendment:
(i) extended the maturity date for the RCF by three years to April 25, 2024,
(ii) increased the aggregate amount of revolving credit commitments in Euro by €75.0 million to EUR €250.0 million, and
(iii) reduced revolving credit interest expense by way of a new pricing grid that entitles an initial margin of 0.019 when the Company's leverage ratio is between 2.25x and 1.75x (formerly 2.5% when leverage ratio was < 2.30x); currently margin is 2.15% as the Company’s leverage ratio is between 2.75x and 2.25x.
All other terms of the Credit Agreement remain substantially unchanged, including the commitment fee, which remains at 35% of applicable margin.
During the first quarter of 2020, transaction costs of $0.2 million were amortized compared to $0.2 million in the first quarter of 2019. Unamortized transaction costs that were incurred in conjunction with the RCF in July 2014, the Amendment on May 30, 2017 and the Amendment on April 2, 2019, amount to $3.2 million as of March 31, 2020. Unamortized transaction costs as at December 31, 2019 amount to $3.4 million and were incurred in conjunction with the RCF in July 2014 and the Amendment on May 30, 2017.
(c) Local bank loans and other short term borrowings
Orion has established additional local ancillary credit facilities for OEC GmbH and OEC LLC by using overall RCF commitments. As of March 31, 2020, the OEC GmbH facilities had $67.2 million (as of December 31, 2019: $26.4 million) outstanding and the OEC LLC facilities had $27.2 million (prior year: $2.2 million) outstanding. The general terms of those ancillary credit facilities are linked to those terms in RCF which is in particular applicable to the interest rates applied.
Note F. Financial Instruments and Fair Value Measurement
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
The following table shows the fair value measurement at March 31, 2020 and December 31, 2019. All measurements are based on observable inputs such as interest rates and are classified as Level 2 within the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2020	December 31, 2019
		(In thousands)
Receivables from hedges/ derivatives		$16,370	$8,436
Prepaid expenses and other current assets	Level 2	16,364	8,434
Other financial assets (non-current)	Level 2	6	1

Liabilities from derivatives		$8,723	$9,425
Other current liabilities	Level 2	49	109
Other liabilities (non-current)	Level 2	8,675	9,316

Term loan	Level 2	$632,116	$643,051
Local bank loans	Level 2	$138,267	$29,762

Note G. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension benefit costs include the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Service cost	$303	$311
Interest cost	295	432
Amortization of actuarial loss	2,398	—
Net periodic pension cost	$2,996	$743
Service costs were recorded within income from operations under selling, general and administrative expenses, interest cost in Interest and other financial expense, net.
The actuarial losses associated with the pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $2.4 million in the three months ended March 31, 2020.
There are also defined contribution pension plans in Germany and the United States for which our Group companies make regular contributions to off-balance sheet pension funds managed by third party insurance companies.
In South Korea, the Company’s pension plan provides, at the option of employees for either projected benefit or defined contribution benefits. Plan assets relating to this plan reduce the pension provision disclosed.

Note H. Stock-Based Compensation
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
The first performance period ran from January 1, 2015 through December 31, 2017, with PSUs earned based on achievement of EBITDA metrics established by the Compensation Committee and total shareholder return relative to a peer group. Once earned and vested, PSUs were settled in one common share per vested PSU (or, at the Company’s election, cash equal to the fair market value thereof). There is no exercise price. The first vesting period ran through March 31, 2018 (the “2015 Plan”). All PSUs are granted under, and are subject to the terms and conditions of, the Company’s 2014 Omnibus Incentive Compensation Plan, and do not increase the number of shares previously reserved for issuance under that plan. On August 2, 2016 the Compensation Committee established a consecutive LTIP (the “2016 Plan”) having consistent terms as compared to the 2015 Plan. On March 31, 2019 the vesting period ended for the “2016 Plan” and earned and vested PSUs settled in one common share of the Company per vested PSU - issued to participants on April 30, 2019, except for certain PSUs settled in cash at fair market value to cover wage taxes or as substitute for share transfer restrictions. On July 31, 2017 the Compensation Committee established another consecutive LTIP (the "2017 Plan") having consistent terms as compared to the 2015 and 2016 Plan. On July 12, 2018 the Compensation Committee established a consecutive LTIP (the "2018 Plan") and on July 16, 2019 the Compensation Committee established a consecutive LTIP (the “2019 Plan”). The achievement metrics have changed for the 2019 Plan from EBITDA performance to a 'return on capital employed' and a 'total shareholder return' target. All PSUs are granted under, and are subject to the terms and conditions of, the Company’s 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”).
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
Specific Members of our Executive Committee received RSUs upon signing. These sign-on RSUs vest by one-third on each of the first, second and third anniversary of the grant date.
In April 2018 the Compensation Committee established a stock compensation plan for the Board of Directors under the existing Omnibus Incentive Compensation Plan.
The following table provides detail as to expenses recorded within operating income with respect to stock based compensation:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
2016 Plan	$—	$1,083
2017 Plan	—	1,195
2018 Plan	(1,242)	1,275
Sign on RSU incentive	134	—
2019 Plan	(30)	—
Total expenses	$(1,139)	$3,553
Due to lowered expectations for EBITDA and ROCE in the full year 2020 and upcoming year 2021 performance condition of 2018 Plan and 2019 Plan are no longer expected to be met. Expenses recorded in prior years for 2018 Plan and 2019 Plan were partly reversed for the three months ended March, 31, 2020.

In the following table summarizes the activity of our PSUs within the three months ended March 31, 2020:

Period granted	Performance period	PSUs outstanding at January 1,	PSUs granted	Performance based adjustment	PSUs settled	PSUs forfeited	PSUs outstanding at March 31,	PSUs expected to vest	Weighted average grant date fair value
2017	2017 - 2020	418,252	—	(40,087)	(378,165)	—	—	—	$24.89
2018	2018 - 2021	355,766	—	—	—	(2,949)	352,817	299,418	$39.24
2019	2019 - 2022	229,727	—	—	—	(1,895)	227,832	215,933	$11.48
	Total 2020	1,003,745	—	(40,087)	(378,165)	(4,844)	580,649	515,351
In the following table summarizes the activity of our RSUs within the three months ended March 31, 2020:

Period granted	Vesting period	RSUs outstanding January 1,	RSUs granted	Performance based adjustment	RSUs settled	RSUs forfeited	RSUs outstanding at March 31,	RSUs expected to vest	Weighted average grant date fair value
Sign-on RSUs:
2018	2018 - 2021	23,878	—	—	—	—	23,878	23,878	$25.81
2019	2019 - 2022	45,257	—	—	—	—	45,257	45,257	$15.89
2019 Plan:
2019	2019 - 2022	128,447	—	—	—	(1,895)	126,552	126,552	$14.74
	Total 2020	197,582	—	—	—	(1,895)	195,687	195,687
Certain members of our Board of Directors receive compensation in form of restricted shares (“RSs”) in accordance with the 2014 Non-employee Director Plan. Under this plan 24,080 RSs are currently outstanding. The RSs vested on April 30, 2020, the first anniversary of the grant date.
At March 31, 2020, we had unrecognized compensation cost of $5.6 million, based on the target amounts, related to unvested PSUs, RSUs and RSs, which is expected to be recognized over a weighted average period of 1.3 years.
The closing price of the Company's shares and therefore the intrinsic value of one PSU or RSU outstanding was $7.46 as of March 31, 2020, $18.99 as of March 31, 2019 and $27.10 as of March 31, 2018. Total intrinsic value of PSUs and RSUs amounted to $5.8 million as of March 31, 2020, $31.0 million as of March 31, 2019.
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
In March 2020, 378,165 PSUs (including a performance adjustment reduction of 40,087 PSUs) were settled for the 2017 Plan. In April 2019, 977,106 PSUs (including performance adjustment of 299,499 PSUs) were settled for the 2016 Plan. The expected term of share awards represents the weighted average period the share awards are expected to remain outstanding. The remaining contractual terms of share units outstanding is March 2021 for the 2018 Plan and December 2021 for the 2019 Plan.
The Company used a combination of historical and implied volatility of its traded shares, or blended volatility, in deriving the expected volatility assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of stock options. The dividend yield assumption is based on the Company's history.

Stock-based compensation expense is comprised of the following line items:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cost of sales	$29	$12
Selling expenses	(172)	737
General and administrative expenses	(910)	2,598
Research and development costs	(87)	206
Stock-based compensation expense	$(1,139)	$3,553
The assumption for estimating expected forfeitures is based on previous experience and based on 3% leavers rate per year. Actual forfeitures are recorded as they occur. For the three months ended March, 31, 2020 expenses recorded in prior years for 2018 and 2019 Plan were partly reversed as the performance condition for the EBITDA and ROCE metrics are no longer expected to be met.

Note I. Restructuring Expenses
Details of restructuring activities and the related reserves for March 31, 2020 were as follows:

	Personnel expenses	Demolition and Removal costs	Ground remediation costs	Other	Total
	(In thousands)
Provision at January 1, 2020	$3,400	$561	$488	$317	$4,765
Charges	—	—	—	—	—
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(514)	(402)	(252)	(263)	(1,432)
Foreign currency translation adjustment	(81)	(11)	(14)	(6)	(113)
Provision at March 31, 2020	$2,805	$147	$221	$48	$3,221
Orion's reserves for restructuring are reflected in accrued liabilities on the Consolidated Balance Sheets.
The expenses relate to the Company’s effort to restructure its Rubber segment with a cessation of production at the Company’s French subsidiary and production site by the end of 2016 followed by restructuring of the South Korean footprint in the second quarter of 2018 resulting in cessation of production at the Bupyeong plant and the sale of the land to a third party. In the period ending March 31, 2020 no restructuring expenses, net were recognized compared to restructuring expense, net of $0.1 million in the prior year period ending March 31, 2019.

Note J. Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.
Changes in each component of AOCI, net of tax, are as follows for the three months ended March 31, 2020 and 2019.

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2020	$(12,281)	$(10,891)	$(11,189)	$(34,362)
Other comprehensive income (loss) before reclassifications	(22,735)	(1,241)	—	(23,976)
Income tax effects before reclassifications	(1,336)	426	—	(910)
Amounts reclassified from AOCI	—	—	2,398	2,398
Income tax effects on reclassifications	—	—	(776)	(776)
Currency translation AOCI	—	195	225	420
Balance at March 31, 2020	$(36,353)	$(11,511)	$(9,342)	$(57,206)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2019	$(10,650)	$(6,147)	$(2,831)	$(19,628)
Other comprehensive income (loss) before reclassifications	1,532	(3,767)	—	(2,235)
Income tax effects before reclassifications	(69)	1,462	—	1,393
Amounts reclassified from AOCI	—	—	—	—
Income tax effects on reclassifications	—	—	—	—
Currency translation AOCI	—	80	53	133
Balance at March 31, 2019	$(9,187)	$(8,372)	$(2,778)	$(20,337)

The amounts reclassified out of AOCI and into the Consolidated Statement of Operations for the three months ended March 31, 2020 and 2019 are as follows:

	Affected Line Item in the Consolidated Statements of Operations	Three Months Ended March 31,
		2020	2019
		(In thousands)
Amortization of actuarial losses	Reclassification of actuarial losses from AOCI	$2,398	$—
Total before tax		2,398	—
Tax impact		(776)	—
Total after tax		$1,623	$—
The amounts recorded in prior years in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial losses over the current year through profit and loss separately from income from operations and amounted to $2.4 million in the three months ended March 31, 2020.
Note K. Earnings Per Share
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

The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2020	2019
Net income for the period - attributable to ordinary equity holders of the parent (in thousands)	$18,032	$18,954
Weighted average number of ordinary shares (in thousands of shares)	60,276	59,518
Basic EPS	$0.30	$0.32
Dilutive effect of share based payments (in thousands of shares)	1,115	1,595
Weighted average number of diluted ordinary shares (in thousands of shares)	61,391	61,113
Diluted EPS	$0.29	$0.31
In 2019 and 2020, new shares were generated and transferred for settlement of stock based compensation, which was also included in the weighted number of shares. The dilutive effect of the share-based payment transaction is the weighted number of shares considering the grant date, forfeitures and executions during the respective fiscal years. The effect is determined by using the treasury stock method.
Note L. Income Taxes
The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized, and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.
The development of deferred tax assets and liabilities relates to changes in temporary differences and tax loss carry forwards. Income tax receivables decreased from $17.9 million at December 31, 2019 to $7.8 million at March 31, 2020 due to tax refunds received from tax authorities. Income taxes payable increased from $14.2 million at December 31, 2019 to $14.9 million at March 31, 2020 mainly due to the current tax expense for the period ended March 31, 2020, less payments to the tax authorities.
Income tax expense for the three months ended March 31, 2020 amounted to $7.6 million compared to $9.4 million for the three months ended March 31, 2019, reflecting profit in these periods.
For the three months ended March 31, 2020, the impact of discrete tax items included a net discrete tax gain of $0.7 million and is primarily due to the refund of prior year taxes in connection with the land sale in South Korea during 2018, offset by the unfavorable deferred tax expense of $0.8 million due to the revaluation of the realizability of deferred tax assets. Therefore, the effective tax rate of 29.75% for the three months ended March 31, 2020 deviated from the estimated annual tax rate of 29.19% for 2020.
For the three months ended March 31, 2019, the impact of discrete tax items included a net discrete tax expense of $0.9 million and is primarily due to various provision adjustments related to tax return filings. Therefore the effective tax rate of 33.40%for the three months ended March 31, 2019 deviated from the estimated annual tax rate of 30.1% for 2019.

Note M. Commitments and Contingencies
Other Long-Term Commitments
To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily oil and gas, are in place with the following maturities:

Maturity	March 31, 2020
(In thousands)
2021	$71,630
2022 to 2025	61,659
2026 and thereafter	—
Total	$133,290

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
In 2013, Orion began discussions with the EPA and the U.S. Department of Justice about a potential settlement to resolve the NOVs received, which ultimately led to a consent decree executed between Orion Engineered Carbons LLC (for purpose of this note M. “Orion”) and the United States (on behalf of the EPA), as well as the Louisiana Department of Environmental Quality. The consent decree (the “EPA CD”) became effective on June 7, 2018. The consent decree resolves and settles the EPA’s claims of noncompliance set forth in the NOVs and in a respective complaint filed in court against Orion by the United States immediately prior to the filing of the consent decree.
All five U.S. carbon black producers have settled with the U.S. government.
Under Orion’s EPA CD, Orion will install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion will need to comply with over a number of years. Orion has commenced the installation works for its Ivanhoe and Orange facilities. However, construction at these facilities has been subject to COVID-19-related delays, and as a result we have declared force majeure towards EPA and requested an extension of the timelines for completion of installations. Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness. We expect the capital expenditures for installation of pollution control equipment in the remaining Orion facilities to decrease due to economies of scale and synergies from prior installations. We also expect that the third and fourth plants will require significantly less costly pollution control equipment given the requirements of the EPA CD. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures in an approximate range between $230 million to $270 million of which approximately $85 million has been spent to date. To narrow this range, the Company pursues further scope design and estimation efforts. However, the actual total capital expenditures we might need to incur in order to fulfill the requirements of the EPA CD remain uncertain. The EPA CD allows some flexibility for Orion to choose among different technology solutions for reducing emissions and the locations where these solutions are implemented. The solutions Orion ultimately chooses to implement at its facilities other than Ivanhoe (Louisiana), may differ in scope and operation from those it currently anticipates (including those discussed in the next paragraph) and, for any and all of its four facilities, factors, such as timing, locations, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to exceed or be lower than current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Orion also agreed to and paid a civil penalty of $0.8 million and agreed to perform environmental mitigation projects totaling $0.6 million. Noncompliance with applicable emissions limits could lead to further penalty payments to the EPA.
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
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China serving as collateral under the credit agreement dated July 25, 2014 as amended from time to time. As of March 31, 2020 the principal amounts of the outstanding term loans under the Credit Agreement were $280.4 million (U.S. Dollar Term Loan), and €351.7 million (Euro Term Loan) while the amount drawn under the revolving credit facility was $43.8 million.
As at March 31, 2020 Orion Engineered Carbons GmbH had five guarantees issued by Euler Hermes S.A. with a total volume of $9.4 million (as at December 31, 2019 three guarantees by Euler Hermes S.A. of $9.2 million); one guarantee insurance issued by Deutsche Bank AG with a volume of $2.2 million (one guarantee issued by Deutsche Bank AG with a volume of $2.2 million as at December 31, 2019). None of these guarantees reduce the possible utilization limit of the current RCF.
Note N. Financial Information by Segment
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
The following table shows the percent of revenue recognized in each of the Company’s reportable segment:

	Three Months Ended March 31,
	2020	2019
Rubber	64%	66%
Specialty	36%	34%
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
Adjustment items are not allocated to the individual segments as they are managed on a group basis.

Segment reconciliation for the three months ended March 31, 2020 and 2019:

	Rubber	Specialties	Corporate	Total segments
	(In thousands)
2020
Net sales from external customers	$216,228	$119,779	$—	$336,007
Adjusted EBITDA	$35,768	$28,076	$—	$63,844
Corporate charges	—	—	(2,323)	(2,323)
Depreciation and amortization of intangible assets and property, plant and equipment	(15,293)	(8,552)	—	(23,845)
Excluding equity in earnings of affiliated companies, net of tax	(133)	—	—	(133)
Income from operations before income tax expense and finance costs	20,342	19,524	(2,323)	37,543
Interest and other financial expense, net	—	—	(9,610)	(9,610)
Reclassification of actuarial losses from AOCI	—	—	(2,398)	(2,398)
Income tax expense	—	—	(7,635)	(7,635)
Equity in earnings of affiliated companies, net of tax	133	—	—	133
Net income				$18,032

2019
Net sales from external customers	$253,128	$131,586	$—	$384,714
Adjusted EBITDA	$35,165	$29,402	$—	$64,567
Corporate charges	—	—	(5,636)	(5,636)
Depreciation and amortization of intangible assets and property, plant and equipment	(13,765)	(10,330)	—	(24,095)
Excluding equity in earnings of affiliated companies, net of tax	(137)	—	—	(137)
Income from operations before income tax expense and finance costs	21,263	19,072	(5,636)	34,699
Interest and other financial expense, net	—	—	(6,443)	(6,443)
Reclassification of actuarial losses from AOCI	—	—	—	—
Income tax expense	—	—	(9,439)	(9,439)
Equity in earnings of affiliated companies, net of tax	137	—	—	137
Net income				$18,954
The sales information noted above relates to external customers only. ‘Corporate and other’ includes income and expense that cannot be directly allocated to the business segments or are managed on corporate level and includes finance income and expenses, taxes and items with less bearing on the underlying core business.
Income from operations before income taxes and finance costs of the segment 'Corporate and other' comprises the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Restructuring expenses/(income)	$—	$89
Consulting fees related to Company strategy	—	916
Long Term Incentive Plan	(1,139)	3,553
EPA-related expense	2,589	718
Other non-operating	873	360
Expense from operations before income taxes and finance costs	$2,323	$5,636

Note O. Related Parties
As of March 31, 2020 related parties include one associate of Orion that is accounted for using the equity method, namely "Deutsche Gasrusswerke" (DGW) and one principal owner of more than 10%.
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

	March 31, 2020	December 31, 2019
	(In thousands)
Trade receivables from DGW KG	$773	$522
Trade payables to DGW KG	$13,895	$17,871

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Purchased carbon black products from DGW KG	$21,322	$22,765
Sales and services provided to DGW KG	$634	$663

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2020 and 2019 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (unaudited) included elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States.

PRESENTATION OF CERTAIN FINANCIAL AND OTHER INFORMATION

Non-GAAP Financial Measures
In this report, we present certain financial measures that are not recognized by GAAP and that may not be permitted to appear on the face of GAAP-compliant financial statements or notes thereto. The non-GAAP financial measures contained in this report are unaudited and have not been prepared in accordance with GAAP or the accounting standards of any other jurisdiction and may not be comparable to other similarly titled measures of other companies. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, see below.
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

	Three Months Ended March 31,
	2020	2019
	unaudited (in millions, unless otherwise indicated)
Revenue(1)	$336.0	$384.7
Variable costs(2)	(204.1)	(248.4)
Contribution margin	131.9	136.3
Freight	19.2	21.2
Fixed Costs(3)	(60.8)	(59.5)
Gross profit (1)	$90.2	$98.0
Volume (in kmt)	235.1	262.8
Contribution margin per metric ton	$560.8	$518.7
Gross profit per metric ton	$383.6	$372.8
(1) Separate line item in Condensed Consolidated Financial Statements.

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

The following table presents a reconciliation of Adjusted EBITDA to consolidated net income for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in $ millions)
Net income	$18.0	$19.0
Add back income tax expense	7.6	9.4
Add back equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)
Income from operations before income taxes and equity in earnings of affiliated companies	25.5	28.3
Add back interest and other financial expense, net	9.6	6.4
Reclassification of actuarial losses from AOCI	2.4	—
Earnings before income taxes and finance income/costs	37.5	34.7
Add back depreciation, amortization and impairment of intangible assets and property, plant and equipment	23.8	24.1
EBITDA	61.4	58.8
Equity in earnings of affiliated companies, net of tax	0.1	0.1
Restructuring expenses/(income) (1)	—	0.1
Consulting fees related to Company strategy (2)	—	0.9
Long term incentive plan	(1.1)	3.6
EPA-related expenses	2.6	0.7
Other adjustments (3)	0.9	0.4
Adjusted EBITDA	$63.8	$64.6
Thereof Adjusted EBITDA Specialty Carbon Black	$28.1	$29.4
Thereof Adjusted EBITDA Rubber Carbon Black	$35.8	$35.2
(1) Restructuring expenses for the three months ended March 31, 2019 are related to our strategic realignment of our worldwide Rubber footprint.
(2) Consulting fees related to the Orion strategy include external consulting for establishing and executing Company strategies relating to Rubber footprint realignment, conversion to U.S. dollar and U.S. GAAP, as well as costs relating to our assessment of feasibility for inclusion in certain U.S. indices.
(3) Other adjustments in the three months ended March 31, 2020 mainly relate to a non-income tax expense incurred during the construction phase of an asset in an amount of $0.3 million. The asset under construction is expected to qualify for certain non-income tax credits once operational, since such credits were applied to the predecessor machine. This tax disadvantage cannot be capitalized as part of the project’s capital expenditure.

Operating Results
2020 Compared to 2019
The table below presents our historical results derived from our consolidated financial statements for the periods indicated.

Statement of operations data	Three Months Ended March 31,
	2020	2019
	(In millions)
Net sales	$336.0	$384.7
Cost of sales	245.8	286.7
Gross profit	90.2	98.0
Selling, general and administrative expenses	44.5	55.6
Research and development costs	5.0	5.1
Other expenses, net	3.2	2.5
Restructuring expenses	—	0.1
Income from operations	37.5	34.7
Interest and other financial expense, net	9.6	6.4
Reclassification of actuarial losses from AOCI	2.4	—
Income from operations before income tax expense and equity in earnings of affiliated companies	25.5	28.3
Income tax expense	7.6	9.4
Equity in earnings of affiliated companies, net of tax	0.1	0.1
Net income	$18.0	$19.0
Net sales
Net sales decreased overall by $48.7 million, or 12.7%, from $384.7 million in the three months ended March 31, 2019 to $336.0 million in the three months ended March 31, 2020 driven by lower volumes, passing on lower feedstock costs to customers and negative foreign exchange rate translation effects, partially offset by favorable product mix and positive base price increases.
Volume decreased by 27.7 kmt, or 10.5%, from 262.8 kmt in the three months ended March 31, 2019 to 235.1 kmt in the three months ended March 31, 2020, principally reflecting the impact on the Rubber and Specialties segments of a sharp reduction in sales volume beginning in mid-March as tire manufacturing plants began idling or closing outright in anticipation of the negative implications of the COVID-19 pandemic on miles driven and light vehicle sales. Lower volumes also reflected the impact of a deliberate Rubber commercial strategy as part of 2019 contract negotiations to emphasize raising price closer to reinvestment levels over volume.
Cost of sales and Gross profit
Cost of sales decreased by $40.9 million, or 14.3%, from $286.7 million in the three months ended March 31, 2019 to $245.8 million in the three months ended March 31, 2020. The 10.5% decrease in volume in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 resulted in a decrease of cost of sales of 10.6%, or $26.0 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 while the remaining decrease is primarily related to changes in oil prices.
As a result, gross profit decreased by $7.8 million, or 7.9%, from $98.0 million in the three months ended March 31, 2019 to $90.2 million in the three months ended March 31, 2020 for reasons described above.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $11.1 million, or 19.9%, from $55.6 million in the three months ended March 31, 2019 to $44.5 million in the three months ended March 31, 2020 primarily due to lower personnel related expenses related to bonuses including long term incentive expenses, lower distribution expenses as a result of lower volumes and favorable impacts from foreign currency translation impacts.
Research and development costs
R&D expenses decreased by $0.2 million, from $5.1 million in the three months ended March 31, 2019 to $5.0 million in the three months ended March 31, 2020. This decrease is primarily related to the timing of expenditures for individual development of programs.

Other expenses, net
Other expenses, net which comprises other operating income and other operating expenses, amounted to $3.2 million in the three months ended March 31, 2020 and $2.5 million in the three months ended March 31, 2019.
In the three months ended March 31, 2020, other operating income amounted to $2.0 million and included, among other items, a gain related to the release of bonus accruals. Other operating expenses in the three months ended March 31, 2020 amounted to $5.2 million, comprised primarily of $2.6 million EPA-related expenses and impairment and write-off charges of $0.9 million.
In the three months ended March 31, 2019, other operating income amounted to $0.2 million. Other operating expenses in the three months ended March 31, 2019 amounted to $2.7 million, comprised primarily of $0.9 million consulting fees related to Company strategy and EPA-related expenses of $0.7 million.
Restructuring expenses/(income), net
In the three months ended March 31, 2019, restructuring expenses related to the strategic repositioning of the Rubber business footprint amounted to $0.1 million, Our Rubber footprint restructuring activities in the fiscal years 2016 to 2019 generated annualized savings of approximately $16 million per year on a consolidated basis since the end of fiscal year 2018 from the facility shutdown in Ambès, France, the facility consolidations in Seoul, South Korea, the related headcount reductions, as well as to a lesser extent, to operational efficiencies. These anticipated savings were expected to come essentially in full from our reportable Rubber segment. Besides the realized one-time gain recorded upon the sale of our land in Seoul, South Korea, a significant portion of the anticipated savings are expected to be reinvested in business development, research & development and capital improvements to help drive organic growth.
Income from operations
Income from operations increased by $2.8 million, or 8.2%, from $34.7 million in the three months ended March 31, 2019 to $37.5 million in the three months ended March 31, 2020. Lower gross profit was more than offset by lower selling, general and administration expenses as described above. The decrease in selling, general and administrative expenses was primarily attributable to lower bonus charges year over year including releases of long term incentive expenses.
Interest and other financial expense, net
Interest and other financial expense, net comprises interest and other financial income and interest and other financial expenses. Interest and other financial expense, net amounted to $9.6 million in the three months ended March 31, 2020 compared to $6.4 million in the three months ended March 31, 2019.
Interest and other financial expense, net in the three months ended March 31, 2020 includes, among others, $3.6 million of regular interest expenses for our term loan facilities, $0.5 million of amortization of capitalized transaction costs and $5.2 million net expenses of foreign currency revaluation effects.
Interest and other financial expense, net in the three months ended March 31, 2019 includes regular interest expenses for our term loan facilities amortization of capitalized transaction costs and $1.4 million net gains of foreign currency revaluation effects.
Reclassification of actuarial losses from AOCI
The actuarial losses associated with our pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $2.4 million in the three months ended March 31, 2020.
Income from operations before income tax expense and equity in earnings of affiliated companies
Income from operations before income tax expense and equity in earnings of affiliated companies decreased by $2.7 million, or 9.6%, from $28.3 million in the three months ended March 31, 2019 to $25.5 million in the three months ended March 31, 2020, as a result of the effects described above.
Income tax expense
Income tax expense amounted to $7.6 million in the three months ended March 31, 2020 compared to $9.4 million in the three months ended March 31, 2019, as a result of decreased income before taxes.
In the three months ended March 31, 2020, the effective tax rate of 29.7% included a net discrete tax gain of $0.7 million and deviated therefore from the estimated annual tax rate of 29.19%. For details regarding this deviation see Note L. Income Taxes to the unaudited condensed consolidated financial statements.

In the three months ended March 31, 2019, the effective tax rate of 33.2% deviated from out estimated annual effective tax rate of 30.1% in particular due to a net discrete tax expense of $0.9 million. For details regarding this deviation see Note L. Income Taxes to the unaudited condensed consolidated financial statements.
Equity in earnings of affiliated companies, net of tax
Equity in earnings of affiliated companies represents the equity income from our German JV, which was comparable in the three months ended March 31, 2020 and the three months ended March 31, 2019.
Net income
Our net income in the three months ended March 31, 2020 amounted to $18.0 million, a decrease of $0.9 million, reflecting all the factors described above.
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Contribution Margin decreased by $4.4 million, or 3.3%, from $136.3 million in the three months ended March 31, 2019 to $131.9 million in the three months ended March 31, 2020, primarily due to lower volumes and negative foreign exchange rate translation effects partially offset by favorable base price increases in the Rubber segment in particular and a favorable product mix in the Specialty segment in particular. Contribution Margin per Metric Ton increased by 8.1%, from $518.7 per Metric Ton in the three months ended March 31, 2019 to $560.8 per Metric Ton in the three months ended March 31, 2020.
Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $0.7 million, or 1.1%, from $64.6 million in the three months ended March 31, 2019 to $63.8 million in the three months ended March 31, 2020 mainly reflecting lower contribution margins and higher fixed costs of sales offset by lower selling and administrative expenses and positive foreign exchange translation effects on fixed costs.
2019 Compared to 2018
The comparison of the three months ended March 31, 2019and the three months ended March 31, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the three months ended March 31, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Segment Discussion
Our business operations are divided into two operating segments: the Specialty Carbon Black segment and the Rubber Carbon Black segment. We use segment revenue, segment gross profit, segment volume, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin as measures of segment performance and profitability.

The table below presents our segment results derived from our audited consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(In millions, unless otherwise indicated)
Specialty Carbon Black
Net sales	$119.8	$131.6
Cost of sales	(80.0)	(90.2)
Gross profit	$39.7	$41.4
Volume (kmt)	58.3	64.0
Adjusted EBITDA	$28.1	$29.4
Adjusted EBITDA Margin (%)(1)	23.4	22.3

Rubber Carbon Black
Net sales	$216.2	$253.1
Cost of sales	(165.8)	(196.6)
Gross profit	$50.5	$56.6
Volume (kmt)	176.8	198.8
Adjusted EBITDA	$35.8	$35.2
Adjusted EBITDA Margin (%)(1)	16.5	13.9
(1) Defined as Adjusted EBITDA divided by net sales.
Specialty Carbon Black
2020 Compared to 2019
Net sales of the Specialty Carbon Black segment decreased by $11.8 million, or 9.0%, from $131.6 million in the three months ended March 31, 2019 to $119.8 million in the three months ended March 31, 2020, primarily due to lower volumes and the pass through of lower feedstock costs to customers, partially offset by favorable product mix and base price increases.
Volume of the Specialty Carbon Black segment decreased by 5.6 kmt, or 8.8%, from 64.0 kmt in the three months ended March 31, 2019 to 58.3 kmt in the three months ended March 31, 2020, mainly due to weakening demand in the North America and Western Europe regions predominantly in the automotive and pipe markets.
Gross profit of the Specialty Carbon Black segment decreased by $1.7 million, or 4.0%, from $41.4 million in the three months ended March 31, 2019 to $39.7 million in the three months ended March 31, 2020, mainly due to lower volumes and negative foreign exchange rate translation effects partially offset by higher base price and favorable mix.
Adjusted EBITDA of the Specialty Carbon Black segment decreased by $1.3 million, or 4.5%, from $29.4 million in the three months ended March 31, 2019 to $28.1 million in the three months ended March 31, 2020, primarily driven by the factors driving lower Gross Profit. Adjusted EBITDA margin increased 110 basis points to 23.4% compared to 22.3% in the first quarter of 2019.
2019 Compared to 2018
The comparison of the three months ended March 31, 2019 and the three months ended March 31, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the three months ended March 31, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Rubber Carbon Black
2020 Compared to 2019
Net sales of the Rubber Carbon Black segment decreased by $36.9 million, or 14.6%, from $253.1 million in the three months ended March 31, 2019 to $216.2 million in the three months ended March 31, 2020, primarily due to lower volumes and passing through lower feedstock costs to customers partially offset by base price increases.
Volume of the Rubber Carbon Black segment decreased by 22.0 kmt, or 11.1%, from 198.8 kmt in the three months ended March

31, 2019 to 176.8 kmt in the three months ended March 31, 2020 primarily attributable to a sharp decline in sales volumes beginning in mid-March as tire and auto manufacturing plants closed due to COVID-19. Lower volumes also reflected the impact of a deliberate Rubber commercial strategy as part of 2019 contract negotiations to emphasize raising price closer to reinvestment levels over volume.
Gross profit of the Rubber Carbon Black segment decreased by $6.1 million, or 10.8%, from $56.6 million in the three months ended March 31, 2019 to $50.5 million in the three months ended March 31, 2020 as a result of lower volumes and negative foreign exchange translation offset in part by base price increases and favorable absorption due to inventory build.
Adjusted EBITDA of the Rubber Carbon Black segment increased by $0.6 million, or 1.7%, from $35.2 million in the three months ended March 31, 2019 to $35.8 million in the three months ended March 31, 2020, reflecting higher base prices and favorable absorption partially offset by lower volumes. Adjusted EBITDA margin was 16.5% in the first quarter of 2020 compared to 13.9% in the first quarter of 2019.
2019 Compared to 2018
The comparison of the three months ended March 31, 2019 and the three months ended March 31, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the three months ended March 31, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net cash provided by operating activities	$4.9	$26.2
Net cash used in investing activities	$(50.9)	$(22.5)
Net cash provided by (used in) financing activities	$94.6	$0.3

Cash, cash equivalents and restricted cash at the end of the period	$110.2	$65.4
Less restricted cash at the end of the period	2.7	4.5
Cash and cash equivalents at the end of the period	$107.5	$60.9
2020
Net cash provided by operating activities in the three months ended March 31, 2020 amounted to $4.9 million and consisted of a consolidated profit for the period of $18.0 million, adjustments primarily for depreciation of $23.8 million and cash outflows from changes in operating assets and liabilities of $38.4 million basically related to changes in Net Working Capital.
Net cash used in investing activities in the three months ended March 31, 2020 amounted to $50.9 million comprised of $28.2 million capital expenditure for maintenance and overhaul projects and expenditures associated as well as $22.7 million environmental improvements of our U.S. based facilities to address the EPA requirements.
Net cash provided by financing activities in the three months ended March 31, 2020 amounted to $94.6 million. Cash inflows during the quarter of $109.8 million are related to local bank loan facilities to bolster the liquidity of the Company in light of the current COVID-19 uncertainties while cash outflows were used for regular debt repayment of $2.0 million and $12.0 million dividend payments.
2019
Net cash provided by operating activities in the three months ended March 31, 2019 amounted to $26.2 million and consisted of a consolidated profit for the period of $19.0 million, adjustments primarily for depreciation of $24.1 million and from changes in operating assets and liabilities of $20.0 million of which outflows from Net Working Capital amounted to $0.8 million.
Net cash used in investing activities in the three months ended March 31, 2019 amounted to $22.5 million. It comprises capital expenditure projects mainly related to preservation and overhaul projects as well as expenditures associated with our efforts to meet the EPA requirements in the U.S.

Net cash provided by financing activities in the three months ended March 31, 2019 amounted to $0.3 million. $22.8 million was used for repayments of current borrowing, $2.0 million for regular debt repayments and $11.9 million for dividend payments. Cash inflows of $37.1 million are related to local short term financing facilities.
Sources of Liquidity

Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements, and (ii) from financing activities, primarily driven by, borrowing amounts available under our committed multicurrency, senior secured Revolving Credit Facility, and related ancillary facilities as well as various uncommitted local credit lines and, from time to time, term loan borrowings.
While we continue to closely monitor our working capital management and capital spending in light of continuing uncertainties in the global economy, we anticipate that cash on hand and cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations and fund any capital expenditures for the foreseeable future.
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

	March 31, 2020	December 31, 2019
	(In millions)
Inventories	$168.5	$164.8
Trade receivables	234.5	212.6
Trade payables	(145.3)	(156.3)
Net working capital	$257.7	$221.1
Our Net Working Capital position can vary significantly from month to month, mainly due to fluctuations in oil prices and receipts of carbon black oil shipments. In general, increases in the cost of raw materials lead to an increase in our Net Working Capital requirements, as our inventories and trade receivables increase as a result of higher carbon black oil prices and related sales levels. These increases are partially offset by related increases in trade payables. Due to the quantity of carbon black oil that we typically keep in stock, such increases in Net Working Capital occur gradually over a period of two to three months. Conversely, decreases in the cost of raw materials lead to a decrease in our Net Working Capital requirements over the same period of time. Based on 2020 Net Working Capital requirements and normalized business activities, we estimate that a $10 per barrel movement in the Brent crude oil price correlates to a movement in our Net Working Capital of approximately $27 million to $30 million within about a two to three month period. In times of relatively stable oil prices, the effects on our Net Working Capital levels are less significant and Net Working Capital swings increase in an environment of high price volatility.
Our Net Working Capital increased from $221.1 million as of December 31, 2019 to $257.7 million as of March 31, 2020, primarily due to the timing of the impact from oil-price related pass-through effects on our accounts receivables during the quarter.
Capital Expenditures (Non-GAAP Financial Measure)
We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the consolidated financial statements.
Our Capital Expenditures amounted to $22.5 million in the three months ended March 31, 2019 and $50.9 million in the three months ended March 31, 2020. We plan to finance our Capital Expenditures, including the EPA related expenditure, with cash generated by our operating activities. With the exception of required expenditures in association with our settlement with the EPA we currently do not have any material commitments to make Capital Expenditures, and do not plan to make Capital Expenditures, outside the ordinary course of our business. See “Note M. Commitments and Contingencies” for further details regarding the EPA settlement.
Capital Expenditures in the three months ended March 31, 2020 amounted to $50.9 million and were mainly composed of maintenance and overhaul projects including $22.7 million expenditures associated with our efforts to commencing environmental investments required to address the EPA requirements in the United States.
Capital Expenditures in the three months ended March 31, 2019 amounted to $22.5 million and were mainly composed of preservation and overhaul projects as well as expenditures associated with our efforts for investments required to address the EPA requirements in the United States.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2020:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	In million
Long-term debt obligations(1)	$165.2	$51.5	$646.3	$—	$724.7
Revolving credit facility(2)	138.3	—	—	—	—
Term loan(3)	8.1	16.1	618.9	—	643.1
Interest expense on long-term debt(4)	18.8	35.3	27.4	—	81.6
Purchase commitments(5)	71.6	61.7	—	—	133.3
Operating leases	8.6	13.7	9.9	4.6	36.8
Total contractual obligations(6)	$245.4	$126.8	$656.2	$4.6	$894.7
(1)Sets forth obligations to repay principal and interest under our long-term debt obligations.
(2)Represents the obligation under the Revolving Credit Facility. As of March 31, 2020, total drawing amounting to $138.3 million either through our Revolving Credit Facility or related ancillary facilities. The Revolving Credit Facility can be drawn up to a total amount of €250.0 million (USD equivalent: $273.9 million).
(3)Represents the Term Loans and includes the outstanding principal amounts of $280.4 million (U.S. Dollar term loan) and $351.7 million (EUR term loan) which has been translated at an exchange rate at the reporting date of $1.0956 per €1.00. The borrowing costs on the principal of the Euro-denominated Term Loan have been translated applying the same exchange rate.
(4)Represents interest expenses related to indebtedness from our Term Loans, assuming future interest based on a forward rate assumption.
(5)Represents purchase commitments under long-term supply agreements for the supply of raw materials, mainly oil and gas.
(6)This amount does not reflect the Company’s obligations under its existing pension arrangements, which as of March 31, 2020 amounted to $69.5 million (see “Note G. Employee Benefit Plans” with regard to pension provisions and post-retirement benefits included in the unaudited financial statements).
The level of performance bonds, guarantees and letters of credit required for carbon black oil purchasing could increase as a result of increasing oil prices or other factors (such as our ownership structure). As at March 31, 2020 Orion Engineered Carbons GmbH has five guarantees issued by Euler Hermes S.A. with a total volume of $9.4 million (in prior year three guarantees by Euler Hermes S.A. of $9.2 million); one guarantee insurance issued by Deutsche Bank AG with a volume of $2.2 million (in prior year one guarantee issued by Deutsche Bank AG with a volume of $2.2 million). None of these guarantees reduce the possible utilization limit of the current RCF.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure” “believe,” “confident,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “objectives,” “outlook,” “probably,” “project,” “will,” “seek,” “target,” “to be,” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
•our strategies for (i) mitigating the impacts of the global outbreak of the coronavirus, (ii) strengthening our position in specialty carbon blacks and rubber carbon blacks, (ii) strengthening our position in specialty carbon blacks and rubber carbon blacks, (iii) increasing our rubber carbon black margins and (iv) strengthening the competitiveness of our operations;

•the ability to pay dividends at historical dividend levels or at all;
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
•the effects of the COVID-19 pandemic on our business and results of operations;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended March 31, 2020 does not differ materially from that discussed under Item 7A of our 2019 Form 10-K.
Item 4. Controls and Procedures
As March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as employment related claims and asbestos litigation, against some of which we have limited indemnification from Evonik under the agreements relating to the Acquisition. Some matters involve claims for large amounts of damages as well as other relief. With respect to our settlement of the EPA’s enforcement initiative and the arbitration proceedings with Evonik see “Item 1. Business—Environmental, Health and Safety Matters—Environmental—Environmental Proceedings.” and “Item 1A. Risk Factors—Legal and Regulatory Matter—Litigation or legal proceedings could expose us to significant liabilities and thus adversely affect our business, financial condition, results of operations and cash flows.” as well as “Item 1A. Risk Factors—Legal and Regulatory Matter—We may not be able to protect our intellectual property rights successfully” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by reference. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these matters or their effect on the Company.
Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks Related to Our Business

The COVID-19 pandemic has had and could continue to have an adverse effect on our business and results of operations.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. Many state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have required many “non-essential” businesses to close operations or shift to a remote working environment.

To date, the COVID-19 pandemic has adversely impacted our operations in a number of ways, including as a result of disruptions to our supply chain, disruptions and restrictions on the ability of many of our employees to work effectively because of illness, quarantines, government actions, facility closures and other restrictions, as well as temporary closures of certain of our facilities and those of certain of our customers and suppliers. If we continue to experience operational or supply chain disruptions, or such disruptions are exacerbated in the future, our business, results of operations and liquidity may be adversely impacted. In particular, the inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays in delivery to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we are able to find alternate sources for our supply needs, they may cost more, which could adversely impact our profitability and financial condition.

In addition, we have experienced significant and unpredictable reductions in the demand for our products as a result of the COVID-19 pandemic and further economic uncertainty may cause additional delays, cancellation, or redirections of planned orders. We experienced a significant decline in tire volume in the U.S. and Western Europe in the last two weeks of the quarter ended March 31, 2020, as the COVID-19 pandemic was declared a global pandemic.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, as well as unemployment levels, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by our customers’ customers, in particular in the automotive industry, as well as increased risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase of our products due to decline in their demand and production, bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows.

The foregoing and other continued disruptions to our business as a result of COVID-19 could have an adverse effect on our business, financial condition and results of operations. The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 outbreak, which is highly uncertain and cannot be predicted at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number		Description

3.1
Amended and restated Articles of Association of Orion Engineered Carbons S.A. as in effect commencing March 16, 2020 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 16, 2020).

10.1	*	Employment Agreement, dated as of September 2, 2018, by and between Corning Painter and Orion Engineered Carbons S.A.

10.2	*	Restrictive Covenants Agreement, dated as of September 2, 2018, by and between Corning Painter and Orion Engineered Carbons S.A.

10.3	*	Restricted Stock Unit Award (sign-on grant), dated as of November 4, 2019, by and between Corning Painter and Orion Engineered Carbons S.A.

10.4	*	Offer of Employment Letter, dated as of October 23, 2019, by and between Lorin Crenshaw and Orion Engineered Carbons LLC.

10.5	*	Restricted Stock Unit Award (sign-on grant), dated as of November 2, 2018, by and between Lorin Crenshaw and Orion Engineered Carbons LLC.

10.6
Orion Engineered Carbons S.A. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 (File No. 333-196593) filed on July 21, 2014).

10.7		Orion Engineered Carbons S.A. 2014 Non-Employee Director Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form F-1 (File No. 333-196593) filed on July 21, 2014).

10.8	*	Form of PSU Award Agreement

10.9	*	Form of RSU Award Agreement

10.10	*	Form of Director Restricted Share Award Agreement

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.0	*	XBRL

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ENGINEERED CARBONS S.A.

May 7, 2020	By	/s/ Lorin Crenshaw
Name: Lorin Crenshaw
Title: Chief Financial Officer