Form 10-Q
period 2020-06-30
Orion Engineered Carbons S.A.
filed 2020-08-04
CIK 1609804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Securities registered pursuant to Sectio
n 12(b) of the Act:

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

The registrant had 60,487,117 shares of common stock outstanding as of August 4, 2020.

PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Consolidated Statements of Operations of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net sales	$202,648	$399,016	$538,655	$783,730
Cost of sales	168,704	294,978	414,518	581,723
Gross profit	33,944	104,038	124,137	202,007

Selling, general and administrative expenses	38,547	52,117	83,066	107,694
Research and development costs	4,449	4,914	9,405	10,043
Other expenses, net	3,826	4,503	7,002	6,978
Restructuring expenses	—	1,034	—	1,123
Income/(loss) from operations	(12,879)	41,470	24,664	76,169

Interest and other financial expense, net	8,277	7,566	17,888	14,009
Reclassification of actuarial losses from AOCI	2,654	—	5,052	—
Income/(loss) from operations before income taxes and equity in earnings of affiliated companies	(23,810)	33,904	1,724	62,160

Income tax expense/(benefit)	(5,879)	9,309	1,756	18,748
Equity in earnings of affiliated companies, net of tax	151	153	285	290
Net income/(loss)	$(17,780)	$24,748	$253	$43,702

Weighted-average shares outstanding (in thousands of shares):
Basic	60,487	59,984	60,361	59,752
Diluted	61,263	61,125	61,307	61,119
Earnings/(loss) per share:
Basic	$(0.30)	$0.41	$—	$0.73
Diluted	$(0.29)	$0.40	$—	$0.72

Dividends per share	$—	$0.20	$0.20	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income/(loss)	$(17,780)	$24,748	$253	$43,702
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	631	(4,844)	(23,440)	(3,381)
Unrealized net gains/(losses) on hedges of a net investment in a foreign operation	(31)	—	5	—
Unrealized net losses on cash flow hedges	(1,609)	(4,375)	(2,265)	(6,600)
Gains/(losses) on defined benefit plans	1,595	(36)	3,442	17
Other comprehensive income (loss)	585	(9,255)	(22,259)	(9,964)
Comprehensive income/(loss)	$(17,195)	$15,493	$(22,006)	$33,738

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets of Orion Engineered Carbons S.A. (Unaudited)

				June 30, 2020	December 31, 2019
				(In thousands, except share amounts)
Current assets
Cash and cash equivalents				$143,374	$63,726
Accounts receivable, net of expected credit losses
of	$6,379	and	$6,632	145,305	212,565
Other current financial assets				9,434	11,347
Inventories, net				135,310	164,799
Income tax receivables				11,710	17,924
Prepaid expenses and other current assets				34,782	37,358
Total current assets				479,914	507,718
Property, plant and equipment, net				556,689	534,054
Operating lease right-of-use assets				28,943	27,532
Goodwill				77,093	77,341
Intangible assets, net				47,081	50,596
Investment in equity method affiliates				4,944	5,232
Deferred income tax assets				54,796	48,720
Other financial assets				715	2,501
Other assets				3,086	3,701
Total non-current assets				773,346	749,676
Total assets				$1,253,260	$1,257,394

Current liabilities
Accounts payable		$90,134	$156,298
Current portion of long term debt and other financial liabilities		136,969	36,410
Current portion of employee benefit plan obligation		905	908
Accrued liabilities		36,122	44,931
Income taxes payable		15,339	14,154
Other current liabilities		35,639	32,509
Total current liabilities		315,108	285,211
Long-term debt, net		625,799	630,261
Employee benefit plan obligation		71,180	71,901
Deferred income tax liabilities		48,772	43,308
Other liabilities		41,583	40,701
Commitments and contingencies	Note N
Total non-current liabilities		787,333	786,171
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,729,289 shares with no par value
Outstanding – 60,487,117 and 60,224,147 shares		85,323	85,032
Less 505,142 and 505,142 shares of common treasury stock, at cost		(8,515)	(8,515)
Additional paid-in capital		64,128	65,562
Retained earnings		66,504	78,296
Accumulated other comprehensive loss		(56,621)	(34,362)
Total stockholders' equity		150,819	186,013
Total liabilities and stockholders' equity		$1,253,260	$1,257,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$(17,780)	$24,748	$253	$43,702
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets	21,876	25,404	45,722	49,499
Amortization of debt issuance costs	500	555	1,001	1,090
Share-based incentive compensation	1,199	1,559	60	5,112
Deferred tax (benefit)/provision	(4,634)	839	(6,499)	(2,074)
Foreign currency transactions	(988)	(645)	231	290
Reclassification of actuarial losses from AOCI	2,654	—	5,052	—
Other operating non-cash items	548	3,264	908	4,292
Changes in operating assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in trade receivables	90,568	(6,550)	59,471	(19,173)
(Increase)/decrease in inventories	36,883	(847)	25,201	7,099
Increase/(decrease) in trade payables	(50,133)	2,996	(45,742)	6,864
Increase/(decrease) in provisions	3,833	5,995	(7,532)	(14,826)
Increase/(decrease) in tax liabilities	(3,392)	(4,084)	8,624	(2,336)
Increase/(decrease) in other assets and liabilities that cannot be allocated to investing or financing activities	4,576	(5,276)	3,865	(5,410)
Net cash provided by operating activities	$85,709	$47,958	$90,615	$74,129
Cash flows from investing activities:
Cash paid for the acquisition of intangible assets and property, plant and equipment	$(38,550)	$(38,370)	$(89,401)	$(60,857)
Net cash used in investing activities	$(38,550)	$(38,370)	$(89,401)	$(60,857)
Cash flows from financing activities:
Payments for debt issue costs	$—	$(1,721)	$—	$(1,721)
Repayments of long-term debt	(2,015)	(2,029)	(4,022)	(4,047)
Cash inflows related to current financial liabilities	41,538	41,605	151,351	78,687
Cash outflows related to current financial liabilities	(52,359)	(36,509)	(52,359)	(59,332)
Dividends paid to shareholders	—	(12,042)	(12,045)	(23,946)
Taxes paid for shares issued under net settlement feature	—	(6,475)	(1,202)	(6,475)
Net cash provided by/(used in) financing activities	$(12,836)	$(17,171)	$81,723	$(16,834)
Increase/(decrease) in cash, cash equivalents and restricted cash	$34,323	$(7,583)	$82,937	$(3,562)
Cash, cash equivalents and restricted cash at the beginning of the period	110,215	65,425	68,231	61,604
Effect of exchange rate changes on cash	1,570	(146)	(5,060)	(346)
Cash, cash equivalents and restricted cash at the end of the period	$146,108	$57,696	$146,108	$57,696
Less restricted cash at the end of the period	2,734	4,537	2,734	4,537
Cash and cash equivalents at the end of the period	$143,374	$53,159	$143,374	$53,159

Cash paid for interest, net	$(5,161)	$(3,142)	$(9,506)	$(9,166)
Cash (paid)/refund for income taxes	$(2,260)	$(9,116)	$(1)	$(17,880)
Supplemental disclosure of non-cash activity:
Liabilities for leasing - current	$(1,441)	$1,782	$(446)	$6,926
Liabilities for leasing - non-current	$446	$(1,632)	$1,688	$23,955

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity of Orion Engineered Carbons S.A. (Unaudited)

			Common stock
	(In thousands, except per share amounts)		Number of common shares	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total equity
	Balance at January 1, 2020		60,224,147	$85,032	$(8,515)	$65,562	$78,296	$(34,362)	$186,013
	Net income		—	—	—	—	18,032	—	18,032
	Other comprehensive loss, net of tax		—	—	—	—	—	(22,844)	(22,844)
Dividends paid -	$0.20	per share	—	—	—	—	(12,045)	—	(12,045)
	Share based compensation		—	—	—	(2,632)	—	—	(2,632)
	Issuance of stock under equity compensation plans		262,970	291	—	—	—	—	291
	Balance at March 31, 2020		60,487,117	$85,323	$(8,515)	$62,930	$84,283	$(57,206)	$166,815
	Net loss		—	—	—	—	(17,780)	—	(17,780)
	Other comprehensive income, net of tax		—	—	—	—	—	585	585
	Share based compensation		—	—	—	1,199	—	—	1,199
	Balance at June 30, 2020		60,487,117	$85,323	$(8,515)	$64,128	$66,504	$(56,621)	$150,819

			Common stock
	(In thousands, except per share amounts)		Number of common shares	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total equity
	Balance at January 1, 2019		59,518,498	$84,254	$(8,683)	$63,544	$39,409	$(19,628)	$158,896
	Net income		—	—	—	—	18,954	—	18,954
	Other comprehensive loss, net of tax		—	—	—	—	—	(709)	(709)
Dividends paid -	$0.20	per share	—	—	—	—	(11,904)	—	(11,904)
	Share based compensation		—	—	—	3,553	—	—	3,553
	Balance at March 31, 2019		59,518,498	$84,254	$(8,683)	$67,097	$46,459	$(20,337)	$168,790
	Net income		—	—	—	—	24,748	—	24,748
	Other comprehensive loss, net of tax		—	—	—	—	—	(9,255)	(9,255)
Dividends paid -	$0.20	per share	—	—	—	—	(12,042)	—	(12,042)
	Share based compensation		—	—	—	(5,737)	—	—	(5,737)
	Issuance of stock under equity compensation plans		693,710	778	—	43	—	—	821
	Balance at June 30, 2019		60,212,208	$85,032	$(8,683)	$61,403	$59,165	$(29,592)	$167,325

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
        As of June 30, 2020, the Company operates 13 wholly owned production facilities in Europe, North and South America, Asia and South Africa and three sales companies and another nine holding companies and six service companies, as well as two former operating entities in Portugal and France (currently in dissolution). Additionally, the Company operates a joint venture with one production facility in Germany.
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
Risks and Uncertainties

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. We have experienced significant and unpredictable reductions in the demand for our products as a result of the COVID-19 pandemic and further economic uncertainty may cause additional delays, cancellation, or redirections of planned orders. Policymakers around the globe have responded with fiscal and economic policy actions to support the economy. The ultimate magnitude and overall effectiveness of these actions remains uncertain.

The ultimate severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, lower demand for our products, commodity price volatility, heightened price sensitivity among customers, higher competitive intensity, inventory revaluations, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the ultimate extent to which the COVID-19 pandemic will impact the Company's financial condition, liquidity, or results of operations remains uncertain.

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

Revenue is recognized according to the five-step model prescribed in ASC 606. Under the first step, the entity has to identify the contract entered with a customer granting the right to receive goods or service in exchange for consideration. The second step requires the identification of distinct performance obligations within a contract. The transaction price of the arrangement is defined in Step 3 of ASC 606. In addition to the contractual fixed price the entity has to take variable considerations into account. If the entity identified more than one separate performance obligation under step 2, it has to account for this contract as a multiple element arrangement resulting in an allocation of revenues to the obligations identified. If these conditions are satisfied, revenue from the sale of goods is recognized when control has been transferred to the buyer, either at a point in time, or over time.

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

In August 2018, the FASB issued ASU No 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance changes the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. The guidance is effective for financial statements issued for fiscal years ending after December 15, 2020 for public business entities and fiscal years ending after December 15, 2021 for all other entities. Early adoption is permitted. Entities will apply the amendments retrospectively. The Company adopted ASU No 2018-14 as of January 1, 2020 The adoption of this guidance did not have a significant impact on the Company's financial statements.

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
The Company’s consolidated financial statements are prepared in accordance with uniform accounting policies. Income and expenses, intercompany profits and losses, and receivables and liabilities between consolidated subsidiaries are eliminated.
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
Foreign currency translation
Foreign currency transactions are measured at the exchange rate at the date of initial recognition. Any gains or losses resulting from the valuation of foreign currency monetary assets and liabilities using the currency exchange rates as of the reporting date are recognized in other expenses, net.
Currency exchange differences relating to financing activities are recognized in interest and other financial income and interest and other financial expense.
The assets and liabilities of foreign operations with functional currencies different from the presentation currency U.S. dollars are translated using closing rates as of the reporting date. Income and expense items are translated at average monthly exchange rates for the respective period. The translation of equity is performed using historical exchange rates. The overall foreign currency impact from translating the statement of financial position and income statement of all the foreign entities is recognized in accumulated other comprehensive income (loss) ("AOCI").

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
The recorded right-of-use assets as of June 30, 2020 amounted to $28.9 million, and the corresponding lease liabilities amounted to $30.3 million, of which $7.2 million were recorded within other current liabilities and $23.2 million as other liabilities.
The weighted remaining average minimum lease period is 2.5 years.
The undiscounted minimum lease payments are due in and reconcile to the discounted lease liabilities as follows:

June 30, 2020
(In thousands)
Next 12 months	$7,152
1 to 2 years	6,883
2 to 3 years	6,328
3 to 4 years	5,668
4 to 5 years	4,984
More than 5 years	3,849
Total undiscounted minimum lease payments	34,865
Discount	(4,562)
Lease liability (current and non-current)	$30,303

The weighted average discount rate applied to the lease liabilities is 5.97%.
Finance lease costs were immaterial for the three and six months ended June 30, 2020 and June 30, 2019, respectively. Operating lease costs for the three and six months ended June 30, 2020 amounted in total to $2.4 million and to $5.5 million, respectively, and were recorded as operating expenses under cost of sales, selling, general and administrative expenses and under research and development cost. The operating lease costs for the three and six months ended June 30, 2019 recorded as operating expenses amounted in total to $2.7 million and $5.3 million, respectively, and were recorded under cost of sales, selling, general and administrative expenses and under research and development cost. Cash paid for amounts included in the measurement of lease liabilities from operating leases was $2.1 million and $2.6 million for the three months June 30, 2020 and 2019, respectively, and $4.4 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. Cash paid for finance leases was immaterial during the same periods.
In addition to the above, we entered into a forward-starting lease agreement in October 2016, for a district heating facility in Cologne, Germany, where we plan to operate the equipment to generate the required heat energy. The lessor, the public utility of our neighbor city and its agents, is currently constructing the facilities at our location, with the lease scheduled to commence by the end of 2020 after construction is completed. The lease agreement will have a total of approximately $35 million in undiscounted future lease payments over a 20-year term. In May 2020, after a building permit was obtained by the lessor, we entered into a forward-starting lease agreement for a new warehouse at our facility in Cologne, Germany. The lessor, a logistics and distribution service provider, is currently constructing the warehouse at our location, with the lease scheduled to commence by the end of 2020 after construction is completed. The lease agreement will have a total of approximately $6 million in undiscounted future lease payments over the 10-year term of the lease.

Note D. Inventories
Inventories, net of obsolete, unmarketable and slow-moving reserves are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Raw materials, consumables and supplies, net	$62,911	$69,168
Work in process	115	148
Finished goods, net	72,284	95,483
Total	$135,310	$164,799
Orion periodically reviews inventories for both obsolescence and loss in value. In this review, Orion makes assumptions about the future demand for and the future market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow-moving inventory.

Note E. Accounts Receivable
The company had the following accounts receivable as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable	$151,684	$219,197
Expected credit losses	(6,379)	(6,632)
Accounts receivable, net of expected credit losses	$145,305	$212,565
The expected credit losses developed as follows in the periods indicated:

	Fiscal Year 2020	Fiscal Year 2019
	(In thousands)
Allowance for credit losses as of January 1,	$(6,632)	$(5,081)
Credit loss expense	(1,929)	(1,633)
Credit loss income and utilization	1,989	601
Foreign currency translation effects	193	519
Allowance for credit losses as of June 30,	$(6,379)	$(5,594)

Note F. Debt and Other Obligations
The company had the following debt arrangements in place as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Current
Term loan	$8,048	$8,057
Deferred debt issuance costs - term loan(1)	(1,387)	(1,409)
Other short-term debt and obligations	130,308	29,762
Current portion of long term debt and other financial liabilities	136,969	36,410
Non-current
Term loan	629,827	634,994
Deferred debt issuance costs - term loan(1)	(4,028)	(4,733)
Long-term debt, net	625,799	630,261
Total	$762,768	$666,671

(1) According to ASU 2015-03, adopted on January 1, 2016, the Company presents debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that liability.
(a) Term Loan
On July 25, 2014, Orion entered into a refinancing of its indebtedness. The initial term loan credit facility in U.S. Dollars of $895.0 million was allocated to a term loan facility denominated in U.S. Dollars of $358.0 million and a term loan facility denominated in Euros of €399.0 million with both having an original maturity date of July 25, 2021 (the “Term Loans”). Initial interest was calculated based on three-month EURIBOR (for the Euro denominated loan), or three-month USD-LIBOR (for the USD denominated loan) plus a 3.75% - 4.00% margin depending on leverage ratio. For both EURIBOR and USD-LIBOR a floor of 1.0% applied. At least 1% of the principal amount is required to be repaid per annum; Orion may make additional voluntary repayments. In the years 2015 to 2017 Orion executed several voluntary repayments totaling €56.0 million and $58.0 million.
After several amendments to the Credit Agreement, dated as of July 25, 2014, among the Company, Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons Bondco GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the revolving borrowers named therein, the guarantors named on the signature page thereto, the lenders named therein, and Goldman Sachs Bank USA as administrative agent, as amended (the Credit Agreement”), Orion repriced the Term Loans during the years 2016 to 2018, achieving a significant reduction of both interest margins to currently 2.00% for the U.S. Dollar term loan and 2.25% for the Euro term loan. In addition, the interest margin is no longer linked to Orion's net leverage ratio and the EURIBOR and USD-LIBOR floors were reduced to 0.00%. Moreover the durations of both term loans were extended by another three years to July 25, 2024. Other provisions of the Credit Agreement relating to the Term Loans remained unchanged.
Transaction costs incurred directly in connection with the incurrence of the Euro and U.S. Dollar denominated term loans, thereby reducing their carrying amount, are amortized as finance costs over the term of the loans. Transaction costs incurred in connection with the modifications of the term loan in the years 2016 to 2018 were directly expensed as incurred as the modified terms were not substantially different. In connection with the repricing described above further transaction costs of $0.7 million in 2018 and $3.5 million equivalent in 2017 and $2.1 million equivalent in 2016 were incurred and directly expensed. For the three and six months ended June 30, 2020, an amount of $0.3 million and $0.7 million equivalent, respectively, related to capitalized transaction costs was amortized and recognized as finance costs in this regard (prior year: $0.4 million and $0.7 million equivalent, respectively).
On May 11, 2018, Orion entered into a $235.0 million cross currency swap to synthetically convert its U.S. Dollar liabilities into Euros to mitigate foreign currency risk. This swap transaction impacted both principal and interest payments associated with debt service and resulted in annual interest savings of approximately $4.7 million. The swap became effective on May 15, 2018 and will expire on July 25, 2024, in line with maturity of the term loan.
A portion of the U.S. Dollar-denominated term loan was designated as a hedge of the net investment in a foreign operation to reduce the Company's foreign currency exposure. Since January 1, 2015 the Company had designated $180.0 million of the total U.S. Dollar-denominated term loan held by a Germany based subsidiary as the hedging instrument to hedge the change in net assets of a US subsidiary, which is held by a Germany based subsidiary, to manage foreign currency risk. Due to the new hedging approach utilizing cross currency swap as described above, hedge accounting for the net investment hedge was discontinued in May, 2018. An unrealized loss of $2.2 million remains within other comprehensive income until it is recycled through profit and loss upon divestment of the hedged item.
The carrying value of the Term Loans as of June 30, 2020 includes their nominal amounts plus accrued unpaid interest less deferred debt issuance costs of $5.4 million (December 31, 2019: $6.1 million).
(b) Revolving credit facility
To fund operating activities and generally safeguard the Company’s liquidity, the Company has entered into a revolving credit facility (“RCF”).
As part of the July 25, 2014 refinancing the then-existing revolving facility was replaced by a €115.0 million multicurrency RCF with an original maturity date July 25, 2019. Interest is calculated based on EURIBOR (for EUR drawings), and USD-LIBOR (for USD drawings) plus 2.5% - 3.0% margin (depending on leverage ratio). Transaction costs in the amount of $3.3 million originally incurred in connection with the RCF were recorded as deferred expenses and amortized as finance costs on a straight-line basis over the term of the facility (until July 25, 2019).
An amendment to the Credit Agreement entered into on May 5, 2017 (i) reduced the commitment fee paid on the unused commitments from 40% of the Applicable Rate (as defined in the Credit Agreement) to 35% of the Applicable Rate, (ii) extended the maturity date for the RCF to April 25, 2021 and (iii) increased the aggregate amount of revolving credit commitments to €175.0 million. All other terms of the Credit Agreement remained unchanged.
Transaction costs in conjunction with the RCF of $2.3 million related to the 2017 amendment to the Credit Agreement are recorded as deferred expenses and amortized as finance costs on a straight-line basis over the term of the facility (until April 25, 2021).
On April 2, 2019, the Company entered into the eighth amendment (the “Eighth Amendment”) to the Credit Agreement, among the Company and certain of its subsidiaries, as Borrowers or Guarantors, the Lenders from time to time party thereto and Goldman Sachs Bank US, as administrative agent for the Lenders. The Eighth Amendment related to the RCF provided by the Credit Agreement and became effective on April 10, 2019.
The Eighth Amendment:
(i) extended the maturity date for the RCF by three years to April 25, 2024,
(ii) increased the aggregate amount of revolving credit commitments in Euro by €75.0 million to €250.0 million, and
(iii) reduced revolving credit interest expense by way of a new pricing grid that entitles an initial margin of 0.019 when the Company's leverage ratio is between 2.25x and 1.75x (formerly 2.5% when leverage ratio was < 2.30x); during the second quarter of 2020 the margin was 2.15% as the Company’s leverage ratio was between 2.75x and 2.25x. As of June 30, 2020 the leverage ratio increased to levels greater than 2.75x which will lead to an increase of the margin by another 25bps to 2.40% effective after provision of the quarterly compliance certificate to the administrative agent under the Credit Agreement.
All other terms of the Credit Agreement relating to the RCF remained substantially unchanged, including the commitment fee, which remains at 35% of applicable margin. As of June 30, 2020, $44.8 million was drawn under the RCF while $44.9 million in borrowings under ancillary facilities further reduced the overall amount available under the RCF. For further details see Note F. (c) Local bank loans and other short-term borrowings.
During the three and six months ended June 30, 2020, transaction costs of $0.2 million and $0.3 million, respectively, were amortized (prior year: $0.2 million and $0.4 million, respectively). Unamortized transaction costs that were incurred in conjunction with the RCF in July 2014, the amendment on May 30, 2017 and the amendment on April 2, 2019, amount to $3.1 million as of June 30, 2020. Unamortized transaction costs as of December 31, 2019 amounted to $3.4 million and were incurred in conjunction with the RCF in July 2014 and the amendment on May 30, 2017.
(c) Local bank loans and other short-term borrowings
Orion has fully drawn its uncommitted local credit lines in Korea of $39.5 million (as of December 31, 2019: zero) and Brazil amounting to $1.1 million (as of December 31, 2019: zero).
Orion has also established ancillary credit facilities by converting the commitments of select lenders under the €250 million RCF into bilateral credit agreements (usually overdraft facilities). Borrowings under ancillary lines reduce availability under the RCF but do not count toward debt drawn under the RCF for the purposes of determining whether the financial covenant under the Credit Agreement must be tested.
As of June 30, 2020, the ancillary facilities had $44.9 million (as of December 31, 2019: $28.6 million) outstanding. The general terms of these ancillary credit facilities are linked to the terms in the RCF.
During the quarter ended June 30, 2020 the Company established two additional ancillary facilities in an aggregate amount of €40 million (bringing the number of banks included in the RCF bank group with whom ancillary facilities have been established to six out of the ten banks and amounting to €170 million). By establishing such ancillary credit facilities the Company is able to borrow 100% of its revolver capacity (currently composed of 68% ancillary credit facilities as of June 30, 2020, with 32% additional RCF commitments) without violating its sole financial covenant. Using exchange rates applicable for the quarter ended June 30, 2020, the €250 million RCF amounted to approximately $280 million.

(d) Covenant Compliance

The Credit Agreement maturing April 25, 2024, contains certain non-financial covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to (i) incur additional debt, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) to pay dividends or to make other payments to the Company, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to significant exceptions and qualifications.

In addition, there is one financial covenant under the Credit Agreement, the First Lien Leverage Ratio (“FLLR”), defined as Consolidated First Lien Debt divided by Consolidated Adjusted EBITDA for the trailing twelve months (“TTM”). The FLLR is not allowed to exceed 5.5x TTM EBITDA and is tested each quarter RCF utilization exceeds 35%, as defined in the Credit Agreement (the “Covenant Trigger”). Notably, not all debt counts toward RCF utilization for purposes of calculating the Covenant Trigger, namely, term debt, debt drawn under ancillary credit facility lines and debt drawn under any uncommitted local lines of credit are excluded. FLLR, Consolidated First Lien Debt and Consolidated Adjusted EBITDA have the meanings given to them in the Credit Agreement.

Note G. Financial Instruments and Fair Value Measurement
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
The following table shows the fair value measurement at June 30, 2020 and December 31, 2019. All measurements are based on observable inputs such as interest rates and are classified as Level 2 within the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2020	December 31, 2019
		(In thousands)
Receivables from hedges / derivatives		$6,430	$8,436
Prepaid expenses and other current assets	Level 2	6,428	8,434
Other financial assets (non-current)	Level 2	2	1

Liabilities from derivatives		$10,425	$9,425
Other current liabilities	Level 2	342	109
Other liabilities (non-current)	Level 2	10,082	9,316

Term loan	Level 2	$637,875	$643,051
Local bank loans	Level 2	$130,308	$29,762

Note H. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension benefit costs include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$267	$418	$570	$729
Interest cost	282	425	578	857
Amortization of actuarial loss	2,654	—	5,052	—
Net periodic pension cost	$3,203	$843	$6,199	$1,586
Service costs were recorded within income from operations under selling, general and administrative expenses, interest cost in interest and other financial expense, net.
The actuarial losses associated with the pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $5.1 million in the six months ended June 30, 2020.
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

Note I. Stock-Based Compensation
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
The first performance period ran from January 1, 2015 through December 31, 2017, with PSUs earned based on achievement of EBITDA metrics established by the Compensation Committee and total shareholder return relative to a peer group. Once earned and vested, PSUs were settled in one common share per vested PSU (or, at the Company’s election, cash equal to the fair market value thereof). There is no exercise price. The first vesting period ran through March 31, 2018 (the “2015 Plan”). All PSUs are granted under, and are subject to the terms and conditions of, the Company’s 2014 Omnibus Incentive Compensation Plan, and do not increase the number of shares previously reserved for issuance under that plan. On August 2, 2016 the Compensation Committee established a consecutive LTIP (the “2016 Plan”) having consistent terms as compared to the 2015 Plan. On March 31, 2019 the vesting period ended for the “2016 Plan” and earned and vested PSUs settled in one common share of the Company per vested PSU - issued to participants on April 30, 2019, except for certain PSUs settled in cash at fair market value to cover wage taxes or as substitute for share transfer restrictions. On July 31, 2017 the Compensation Committee established another consecutive LTIP (the "2017 Plan") having consistent terms as compared to the 2015 and 2016 Plan. On July 12, 2018 the Compensation Committee established a consecutive LTIP (the "2018 Plan") and on July 16, 2019 the Compensation Committee established a consecutive LTIP (the “2019 Plan”). The achievement metrics have changed for the 2019 Plan from EBITDA performance to a return on capital employed and a total shareholder return target. All PSUs are granted under, and are subject to the terms and conditions of, the Company’s 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”).
In its 2019 Plan, in addition to PSUs, the Company also issued a tranche of restricted share units (“RSUs”) for select employees and officers. The RSUs vest by one-third on each of the first, second and third anniversary of the grant date. The RSUs are subject to certain further restrictions after vesting. Settlement of selected employees and officer RSUs is within 75 days following the third anniversary of the grant date.
Specific Members of our Executive Committee received RSUs upon signing. These sign-on RSUs vest by one-third on each of the first, second and third anniversary of the grant date.
In April 2018 the Compensation Committee established a stock compensation plan for the Board of Directors under the existing Omnibus Incentive Compensation Plan.
The following table provides detail as to expenses recorded within operating income with respect to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
2016 Plan	$—	$—	$—	$1,083
2017 Plan	—	(94)	—	1,101
Stock compensation plan for Board of Directors	—	488	—	488
2018 Plan	763	901	(479)	2,176
Sign on RSU incentive	134	264	268	264
2019 Plan	302	—	272	—
Total expenses	$1,199	$1,559	$60	$5,112
Due to lowered expectations for EBITDA and ROCE for the full year 2020 and upcoming year 2021, performance conditions of the 2018 Plan and the 2019 Plan are no longer expected to be met. As a result, expenses recorded in prior years for the 2018 Plan and the 2019 Plan were partly reversed for the six months ended June 30, 2020.

The following table summarizes the activity of our PSUs for the six months ended June 30, 2020:

Period granted	Performance period	PSUs outstanding at January 1,	PSUs granted	Performance based adjustment	PSUs settled	PSUs forfeited	PSUs outstanding at June 30,	PSUs expected to vest	Weighted average grant date fair value
2017	2017 - 2019	418,252	—	(40,087)	(378,165)	—	—	—	$24.89
2018	2018 - 2020	355,766	—	—	—	(4,044)	351,722	171,903	$39.24
2019	2019 - 2021	229,727	—	—	—	(3,403)	226,324	108,059	$11.48
	Total 2020	1,003,745	—	(40,087)	(378,165)	(7,447)	578,046	279,962
The following table summarizes the activity of our RSUs for the six months ended June 30, 2020:

Period granted	Vesting period	RSUs outstanding January 1,	RSUs granted	Performance based adjustment	RSUs settled	RSUs forfeited	RSUs outstanding at June 30,	RSUs expected to vest	Weighted average grant date fair value
Sign-on RSUs:
2018	2018 - 2020	23,878	—	—	—	—	23,878	23,878	$25.81
2019	2019 - 2021	45,257	—	—	—	—	45,257	45,257	$15.89
2019 Plan:
2019	2019 - 2021	128,447	—	—	—	(3,403)	125,044	125,044	$14.74
	Total 2020	197,582	—	—	—	(3,403)	194,179	194,179
Certain members of our Board of Directors receive compensation in form of restricted shares (“RSs”) in accordance with the 2014 Non-employee Director Plan. Under this plan no RSs are currently outstanding.
At June 30, 2020, we had unrecognized compensation cost of $4.5 million, based on the target amounts, related to unvested PSUs, RSUs and RSs, which is expected to be recognized over a weighted average period of 1.2 years.
The closing price of the Company's shares and therefore the intrinsic value of one PSU or RSU outstanding was $10.59 as of June 30, 2020, $21.41 as of June 30, 2019 and $30.85 as of June 30, 2018. Total intrinsic value of PSUs and RSUs amounted to $8.2 million and $18.5 million as of June 30, 2020 and June 30, 2019, respectively.
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
In March 2020, 378,165 PSUs (after a performance adjustment reduction of 40,087 PSUs) were settled for the 2017 Plan. In April 2019, 977,106 PSUs (including performance adjustment of 299,499 PSUs) were settled for the 2016 Plan. The expected term of share awards represents the weighted average period the share awards are expected to remain outstanding. The remaining contractual terms of share units outstanding is March 2021 for the 2018 Plan and December 2021 for the 2019 Plan.
The Company used a combination of historical and implied volatility of its traded shares, or blended volatility, in deriving the expected volatility assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of stock options. The dividend yield assumption is based on the Company's history.

Stock-based compensation expense is comprised of the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cost of sales	$62	$(1)	$92	$11
Selling expenses	142	122	(29)	859
General and administrative expenses	916	1,387	7	3,984
Research and development costs	78	52	(9)	258
Stock-based compensation expense	$1,199	$1,559	$60	$5,112
The assumption for estimating expected forfeitures is based on previous experience and based on a 3% leavers rate per year. Actual forfeitures are recorded as they occur. For the six months ended June 30, 2020 expenses recorded in prior years for 2018 and 2019 Plan were partly reversed as the performance condition for the EBITDA and ROCE metrics are no longer expected to be met.

Note J. Restructuring Expenses
Details of restructuring activities and the related reserves for June 30, 2020 were as follows:

	Personnel expenses	Demolition and Removal costs	Ground remediation costs	Other	Total
	(In thousands)
Provision at January 1, 2020	$3,400	$561	$488	$317	$4,765
Charges	—	—	—	—	—
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(514)	(402)	(252)	(263)	(1,432)
Foreign currency translation adjustment	(81)	(11)	(14)	(6)	(113)
Provision at March 31, 2020	$2,805	$147	$221	$48	$3,221
Charges	—	—	—	—	—
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(486)	(74)	(148)	—	(708)
Foreign currency translation adjustment	53	2	2	1	59
Provision at June 30, 2020	$2,373	$75	$75	$49	$2,572
Orion's reserves for restructuring are reflected in accrued liabilities on the Consolidated Balance Sheets while the expenses related to the Company’s effort to restructure its Rubber segment in particular in the years 2016 and 2018.

Note K. Accumulated Other Comprehensive Income/(Loss)
Comprehensive income (loss) combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.
Changes in each component of AOCI, net of tax, are as follows for the three months ended June 30, 2020 and 2019.

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2020	$(12,281)	$(10,891)	$(11,189)	$(34,362)
Other comprehensive loss before reclassifications	(22,735)	(1,241)	—	(23,976)
Income tax effects before reclassifications	(1,336)	426	—	(910)
Amounts reclassified from AOCI	—	—	2,398	2,398
Income tax effects on reclassifications	—	—	(776)	(776)
Currency translation AOCI	—	195	225	420
Balance at March 31, 2020	(36,353)	(11,511)	(9,342)	(57,206)
Other comprehensive income/(loss) before reclassifications	800	(2,224)	—	(1,424)
Income tax effects before reclassifications	(169)	708	—	539
Amounts reclassified from AOCI	—	—	2,654	2,654
Income tax effects on reclassifications	—	—	(904)	(904)
Currency translation AOCI	—	(125)	(155)	(280)
Balance at June 30, 2020	$(35,722)	$(13,152)	$(7,747)	$(56,621)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2019	$(10,650)	$(6,147)	$(2,831)	$(19,628)
Other comprehensive income/(loss) before reclassifications	1,532	(3,767)	—	(2,235)
Income tax effects before reclassifications	(69)	1,462	—	1,393
Currency translation AOCI	—	80	53	133
Balance at March 31, 2019	(9,187)	(8,372)	(2,778)	(20,337)
Other comprehensive loss before reclassifications	(4,954)	(5,951)	—	(10,905)
Income tax effects before reclassifications	110	1,730	—	1,840
Currency translation AOCI	—	(154)	(36)	(190)
Balance at June 30, 2019	$(14,031)	$(12,747)	$(2,814)	$(29,592)

The amounts reclassified out of AOCI and into the Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Affected Line Item in the Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(In thousands)
Amortization of actuarial losses	Reclassification of actuarial losses from AOCI	$2,654	$—	$5,052	$—
Total before tax		2,654	—	5,052	—
Tax impact		(904)	—	(1,680)	—
Total after tax		$1,750	$—	$3,372	$—
The amounts recorded in prior years in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial losses over the current year through profit and loss separately from income from operations and amounted to $5.1 million for the six months ended June 30, 2020.
Note L. Earnings Per Share
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss) for the period - attributable to ordinary equity holders of the parent (in thousands)	$(17,780)	$24,748	$253	$43,702
Weighted average number of ordinary shares (in thousands of shares)	60,487	59,984	60,361	59,752
Basic EPS	$(0.30)	$0.41	$—	$0.73
Dilutive effect of share based payments (in thousands of shares)	776	1,141	946	1,367
Weighted average number of diluted ordinary shares (in thousands of shares)	61,263	61,125	61,307	61,119
Diluted EPS	$(0.29)	$0.40	$—	$0.72

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
Note M. Income Taxes
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
The development of deferred tax assets and liabilities relates to changes in temporary differences and tax loss carry forwards. Income tax receivables decreased from $17.9 million at December 31, 2019 to $11.7 million at June 30, 2020 due to tax refunds received from tax authorities. Income taxes payable increased from $14.2 million at December 31, 2019 to $15.3 million at June 30, 2020 mainly due to the current tax expense for the period ended June 30, 2020, less payments to the tax authorities.

Income tax expense for the six months ended June 30, 2020 amounted to $1.8 million compared to $18.7 million for the six months ended June 30, 2019, reflecting the income in these periods.
Income tax benefit for the three months ended June 30, 2020 amounted to $5.9 million compared to the income tax expense of $9.3 million for the three months ended June 30, 2019, reflecting the income in these periods.
For the six months ended June 30, 2020, the impact of discrete tax items included discrete tax expense of $0.5 million, due to tax return filings and deferred tax expense of $0.7 million due to the revaluation of realizability of certain deferred tax assets. The discrete tax items compared to the low income from operations before taxes resulted in an effective tax rate of 87.4% for the six months ended June 30, 2020. The estimated annual tax rate is 28.91% for 2020.
For the three months ended June 30, 2020, the impact of discrete tax items included a net discrete tax expense of $1.2 million primarily due to tax return filings and other prior year adjustments, offset by the favorable deferred tax gain of $0.2 million due to the reassessment of recoverability of deferred tax assets. Therefore, the effective tax rate of 24.85% for the three months ended June 30, 2020 deviated from the estimated annual tax rate of 28.91% for 2020.
For the six months ended June 30, 2019, the impact of discrete tax items included a net discrete tax expense of $0.3 million and is primarily due to tax return filings and other prior year adjustments. Therefore the effective tax rate of 30.0% for the six months ended June 30, 2019 deviated from the estimated annual tax rate of 29.6% for 2019.
For the three months ended June 30, 2019, the impact of discrete tax items included a net discrete tax gain of $0.7 million and is primarily due to tax return filings and other prior year adjustments. Therefore the effective tax rate of 27.3% for the three months ended June 30, 2019 deviated from the estimated annual tax rate of 29.6% for 2019.

Note N. Commitments and Contingencies
Other Long-Term Commitments
To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily oil and gas, are in place with the following maturities:

Maturity	June 30, 2020
(In thousands)
Less than one year	$110,836
One to five years	85,736
More than five years	—
Total	$196,572
For details regarding lease obligations see Note C. Leases.
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
Under Orion’s EPA CD, Orion will install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion will need to comply with over a number of years. Orion has commenced the installation works for its Ivanhoe and Orange facilities. While the construction at Orange has been completed according to schedule despite COVID-19 related impacts, the construction at the Ivanhoe facility has been subject to COVID-19-related delays, and as a result we have declared force majeure with respect to the EPA CD and requested an extension of the timeline for completion of installations. The EPA has not confirmed our extension request, at this time. We continue to provide the EPA regular updates. Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness. We expect the capital expenditures for installation of pollution control equipment in the remaining Orion facilities to decrease due to economies of scale and synergies from prior installations. We also expect that the third and fourth plants will require significantly less costly pollution control equipment given the requirements of the EPA CD. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures in an approximate range between $230 million to $270 million of which approximately $98 million has been spent to date. To narrow this range, the Company pursues further scope design and estimation efforts. However, the actual total capital expenditures we might need to incur in order to fulfill the requirements of the EPA CD remain uncertain. The EPA CD allows some flexibility for Orion to choose among different technology solutions for reducing emissions and the locations where these solutions are implemented. The solutions Orion ultimately chooses to implement at its facilities other than Ivanhoe (Louisiana) and Orange (Texas), may differ in scope and operation from those it currently anticipates (including those discussed in the next paragraph) and, for any and all of its three facilities, factors, such as timing, locations, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to exceed or be lower than current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Orion also agreed to and paid a civil penalty of $0.8 million and agreed to perform environmental mitigation projects totaling $0.6 million. Noncompliance with applicable emissions limits could lead to further penalty payments to the EPA.
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
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China serving as collateral under the Credit Agreement. The current principal amounts of the outstanding term loans under the Credit Agreement are $279.5 million (U.S. Dollar Term Loan), and €358.4 million (Euro Term Loan).

As of June 30, 2020 Orion Engineered Carbons GmbH has five guarantees issued by Euler Hermes S.A. with a total volume of $9.6 million (as of December 31, 2019 three guarantees by Euler Hermes S.A. of $9.2 million); one guarantee issued by Liberty Mutual Insurance with a volume of $3.1 million (December 31, 2019: none) and one guarantee insurance issued by Deutsche Bank AG with a volume of $2.2 million (one guarantee issued by Deutsche Bank AG with a volume of $2.2 million as of December 31, 2019). None of these guarantees reduce RCF utilization available. Orion also has four guarantees issued by UniCredit AG amounting to $0.3 million that reduce RCF utilization available.

Note O. Financial Information by Segment
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
The following table shows the percent of revenue recognized in each of the Company’s reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rubber	53%	65%	60%	65%
Specialty	47%	35%	40%	35%
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
Adjustment items are not allocated to the individual segments as they are managed on a group basis.
Segment reconciliation for the three months ended June 30, 2020 and 2019:

	Rubber	Specialties	Corporate	Total segments
	(In thousands)
2020
Net sales from external customers	$108,261	$94,388	$—	$202,648
Adjusted EBITDA	$(1,233)	$16,471	$—	$15,238
Corporate charges	—	—	(6,089)	(6,089)
Depreciation and amortization of intangible assets and property, plant and equipment	(12,261)	(9,616)	—	(21,876)
Excluding equity in earnings of affiliated companies, net of tax	(151)	—	—	(151)
Income/(loss) from operations before income tax expense and finance costs	(13,645)	6,855	(6,089)	(12,879)
Interest and other financial expense, net	—	—	(8,277)	(8,277)
Reclassification of actuarial losses from AOCI	—	—	(2,654)	(2,654)
Income tax expense/(benefit)	—	—	5,879	5,879
Equity in earnings of affiliated companies, net of tax	151	—	—	151
Net income/(loss)				$(17,780)

2019
Net sales from external customers	$259,731	$139,285	$—	$399,016
Adjusted EBITDA	$40,493	$31,035	$—	$71,528
Corporate charges	—	—	(4,501)	(4,501)
Depreciation and amortization of intangible assets and property, plant and equipment	(14,213)	(11,191)	—	(25,404)
Excluding equity in earnings of affiliated companies, net of tax	(153)	—	—	(153)
Income/(loss) from operations before income tax expense and finance costs	26,127	19,844	(4,501)	41,470
Interest and other financial expense, net	—	—	(7,566)	(7,566)
Reclassification of actuarial losses from AOCI	—	—	—	—
Income tax expense/(benefit)	—	—	(9,309)	(9,309)
Equity in earnings of affiliated companies, net of tax	153	—	—	153
Net income/(loss)				$24,748

Segment reconciliation for the six months ended June 30, 2020 and 2019:

	Rubber	Specialties	Corporate	Total segments
	(In thousands)
2020
Net sales from external customers	$324,489	$214,167	$—	$538,655
Adjusted EBITDA	$34,535	$44,547	$—	$79,082
Corporate charges	—	—	(8,412)	(8,412)
Depreciation and amortization of intangible assets and property, plant and equipment	(27,554)	(18,168)	—	(45,722)
Excluding equity in earnings of affiliated companies, net of tax	(285)	—	—	(285)
Income/(loss) from operations before income tax expense and finance costs	6,697	26,379	(8,412)	24,664
Interest and other financial expense, net	—	—	(17,888)	(17,888)
Reclassification of actuarial losses from AOCI	—	—	(5,052)	(5,052)
Income tax expense/(benefit)	—	—	(1,756)	(1,756)
Equity in earnings of affiliated companies, net of tax	285	—	—	285
Net income				$253

2019
Net sales from external customers	$512,859	$270,871	$—	$783,730
Adjusted EBITDA	$75,658	$60,437	$—	$136,095
Corporate charges	—	—	(10,137)	(10,137)
Depreciation and amortization of intangible assets and property, plant and equipment	(27,978)	(21,521)	—	(49,499)
Excluding equity in earnings of affiliated companies, net of tax	(290)	—	—	(290)
Income/(loss) from operations before income tax expense and finance costs	47,390	38,916	(10,137)	76,169
Interest and other financial expense, net	—	—	(14,009)	(14,009)
Reclassification of actuarial losses from AOCI	—	—	—	—
Income tax expense/(benefit)	—	—	(18,748)	(18,748)
Equity in earnings of affiliated companies, net of tax	290	—	—	290
Net income				$43,702
The sales information noted above relates to external customers only. ‘Corporate and other’ includes income and expense that cannot be directly allocated to the business segments or are managed on corporate level and includes finance income and expenses, taxes and items with less bearing on the underlying core business.
Income from operations before income taxes and finance costs of the segment 'Corporate and other' comprises the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Restructuring expenses	$—	$1,034	$—	$1,123
Consulting fees related to Company strategy	—	589	—	1,505
Extraordinary expense items related to COVID-19	2,725	—	2,725	—
Long Term Incentive Plan	1,199	1,559	60	5,112
EPA-related expenses	977	690	3,566	1,408
Other non-operating	1,188	629	2,061	989
Expense from operations before income taxes and finance costs	$6,089	$4,501	$8,412	$10,137

Note P. Related Parties
As of June 30, 2020 related parties include one associate of Orion that is accounted for using the equity method, namely "Deutsche Gasrusswerke" (DGW) and one principal owner of more than 10%.

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

	June 30, 2020	December 31, 2019
	(In thousands)
Trade receivables from DGW KG	$25	$478
Trade payables to DGW KG	$9,412	$16,505

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Purchased carbon black products from DGW KG	$10,671	$23,309	$31,993	$46,075
Sales and services/(refund) provided to DGW KG	$(654)	$829	$(21)	$1,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2020 and 2019 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) included elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, unless otherwise indicated)		(In millions, unless otherwise indicated)
Revenue(1)	$202.6	$399.0	$538.7	$783.7
Variable costs(2)	(128.3)	(255.6)	(332.5)	(504.0)
Contribution margin	74.3	143.4	206.2	279.7
Freight	11.6	20.2	30.8	41.4
Fixed Costs(3)	(52.0)	(59.6)	(112.8)	(119.1)
Gross profit (1)	$33.9	$104.0	$124.1	$202.0
Volume (in kmt)	156.9	270.5	392.0	533.3
Contribution margin per metric ton	$473.6	$530.3	$525.9	$524.6
Gross profit per metric ton	$216.3	$384.7	$316.6	$378.8

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

The following table presents a reconciliation of Adjusted EBITDA to consolidated net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net income/(loss)	$(17.8)	$24.7	$0.3	$43.7
Add back income tax expense/(benefit)	(5.9)	9.3	1.8	18.7
Add back equity in earnings of affiliated companies, net of tax	(0.2)	(0.2)	(0.3)	(0.3)
Income/(loss) from operations before income taxes and equity in earnings of affiliated companies	(23.8)	33.9	1.7	62.2
Add back interest and other financial expense, net	8.3	7.6	17.9	14.0
Reclassification of actuarial losses from AOCI	2.7	—	5.1	—
Earnings/(loss) before income taxes and finance income/costs	(12.9)	41.5	24.7	76.2
Add back depreciation, amortization and impairment of intangible assets and property, plant and equipment	21.9	25.4	45.7	49.5
EBITDA	9.0	66.9	70.4	125.7
Equity in earnings of affiliated companies, net of tax	0.2	0.2	0.3	0.3
Restructuring expenses (1)	—	1.0	—	1.1
Consulting fees related to Company strategy (2)	—	0.6	—	1.5
Extraordinary expense items related to COVID-19 (3)	2.7	—	2.7	—
Long term incentive plan	1.2	1.6	0.1	5.1
EPA-related expenses	1.0	0.7	3.6	1.4
Other adjustments (4)	1.2	0.6	2.1	1.0
Adjusted EBITDA	$15.2	$71.5	$79.1	$136.1
Thereof Adjusted EBITDA Specialty Carbon Black	$16.5	$31.0	$44.5	$60.4
Thereof Adjusted EBITDA Rubber Carbon Black	$(1.2)	$40.5	$34.5	$75.7
(1) Restructuring expenses for the six months ended June 30, 2019 are related to our strategic realignment of our worldwide Rubber footprint.
(2) Consulting fees related to the Orion strategy include external consulting for establishing and executing Company strategies relating to Rubber footprint realignment, conversion to U.S. dollar and U.S. GAAP, as well as costs relating to our assessment of feasibility for inclusion in certain U.S. indices.
(3) Extraordinary expense items related to COVID-19 are costs incurred to address impacts associated with the global corona virus pandemic. These items include select production costs, expenses related to providing personal protection equipment and costs related to protective measures carried out at our facilities to ensure the safety of our employees, among other expenditures.
(4) Other adjustments in the three and six months ended June 30, 2020 mainly relate to legal fees associated with a dispute concerning intellectual property of $0.6 million and $0.8 million, respectively, and a non-income tax expense incurred during the construction phase of an asset in an amount of $0.5 million and $0.8 million, respectively. The asset under construction is expected to qualify for certain non-income tax credits once operational, since such credits were applied to the predecessor machine. This tax disadvantage cannot be capitalized as part of the project’s capital expenditure.

Operating Results
Quarter and six months ended June 30, 2020 compared to quarter and six months ended June 30, 2019
The table below presents our historical results derived from our consolidated financial statements for the periods indicated.

Statement of operations data	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net sales	$202.6	$399.0	$538.7	$783.7
Cost of sales	168.7	295.0	414.5	581.7
Gross profit	33.9	104.0	124.1	202.0
Selling, general and administrative expenses	38.5	52.1	83.1	107.7
Research and development costs	4.4	4.9	9.4	10.0
Other expenses, net	3.8	4.5	7.0	7.0
Restructuring expenses	0.0	1.0	0.0	1.1
Income/(loss) from operations	(12.9)	41.5	24.7	76.2
Interest and other financial expense, net	8.3	7.6	17.9	14.0
Reclassification of actuarial losses from AOCI	2.7	—	5.1	—
Income/(loss) from continuing operations before income tax expense and equity in earnings of affiliated companies	(23.8)	33.9	1.7	62.2
Income tax expense/(benefit)	(5.9)	9.3	1.8	18.7
Equity in earnings of affiliated companies, net of tax	0.2	0.2	0.3	0.3
Net income/(loss)	$(17.8)	$24.7	$0.3	$43.7
Net sales
Net sales decreased by $196.4 million, or 49.2%, from $399.0 million ($139.3 million in our Specialty Carbon Black segment and $259.7 million in our Rubber Carbon Black segment) in the second quarter of 2019 to $202.6 million ($94.4 million in our Specialty Carbon Black segment and $108.3 million in our Rubber Carbon Black segment) in the second quarter of 2020. Net sales decreased, driven primarily by lower volumes and, to a lesser extent, the effects of passing on lower feedstock costs to customers.
Net sales decreased overall by $245.1 million, or 31.3%, from $783.7 million in the six months ended June 30, 2019 to $538.7 million in the six months ended June 30, 2020, driven primarily by the decrease of net sales in the second quarter of 2020.
Volume decreased by 113.5 kmt or 42.0% from 270.5 kmt (69.9 kmt in our Specialty Carbon Black segment and 200.6 kmt in our Rubber Carbon Black segment) in the second quarter of 2019 to 156.9 kmt (49.5 kmt in our Specialty carbon Black segment and 107.5 kmt in our Rubber Carbon Black segment) in the second quarter of 2020, with lower demand in both segments and in all regions, due to the effects of COVID-19 on the overall global economy.
Volume decreased by 141.2 kmt, or 26.5%, from 533.3 kmt in the six months ended June 30, 2019 to 392.0 kmt in the six months ended June 30, 2020, with lower demand in both segments and in all regions, due to the effects of COVID-19 on the overall global economy.
Cost of sales and Gross profit
Cost of sales decreased by $126.3 million, or 42.8%, from $295.0 million in the second quarter of 2019 to $168.7 million in the second quarter of 2020, mainly as a result of lower volumes.
Cost of sales decreased by $167.2 million, or 28.7%, from $581.7 million in the six months ended June 30, 2019 to $414.5 million in the six months ended June 30, 2020. The 26.5% decrease in volume in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 resulted in a decrease of cost of sales of 25.9%, or $150.4 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 while the remaining decrease is primarily related to changes in oil prices.
Gross profit decreased for reasons described above by $70.1 million, or 67.4% from $104.0 million ($44.4 million in our Specialty Carbon Black segment and $59.6 million in our Rubber Carbon Black segment) in the second quarter of 2019 to $33.9 million ($24.2 million in our Specialty Carbon Black segment and $9.7 million in our Rubber Carbon Black segment) in the second quarter of 2020.
Primarily as a result of the decrease in the second quarter of 2020, gross profit decreased by $77.9 million, or 38.5%, from $202.0 million in the six months ended June 30, 2019 to $124.1 million in the six months ended June 30, 2020 for reasons described above.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $13.6 million, or 26.0%, from $52.1 million in the second quarter of 2019 to $38.5 million in the second quarter of 2020, driven primarily by lower freight costs due reductions in volumes as a result of the effects of COVID-19 on the overall global economy and countermeasures implemented to reduce our costs.
Selling, general and administrative expenses decreased by $24.6 million, or 22.9%, from $107.7 million in the six months ended June 30, 2019 to $83.1 million in the six months ended June 30, 2020, driven primarily by lower freight costs due to lower volumes as a result of the effects of COVID-19 on the overall global economy and countermeasures implemented to reduce our costs.
Research and development costs
R&D expenses decreased by $0.5 million from $4.9 million in the second quarter of 2019 to $4.4 million in the second quarter of 2020 driven by the timing of expenditures for individual development of programs.
R&D expenses decreased by $0.6 million, from $10.0 million in the six months ended June 30, 2019 to $9.4 million in the six months ended June 30, 2020 driven by the timing of expenditures for individual development of programs.
Other expenses, net
Other expenses, net, which comprises other operating income and other operating expenses, decreased from $4.5 million in the second quarter of 2019 to $3.8 million in the second quarter of 2020 driven by the timing of expenditures in the second quarter of 2019.
Other expenses, net which comprises other operating income and other operating expenses, amounted to $7.0 million in the six months ended June 30, 2020 and 2019, respectively, unchanged year over year.
In the six months ended June 30, 2020, other operating income amounted to $3.9 million and included, among other items, a gain related to the release of bonus accruals. Other operating expenses in the six months ended June 30, 2020 amounted to $10.9 million, comprised primarily of $3.6 million of EPA-related expenses and $2.7 million of COVID-19 related expenses.
In the six months ended June 30, 2019, other operating income amounted to $1.3 million. Other operating expenses in the six months ended June 30, 2019 amounted to $8.3 million, comprised primarily of $1.5 million consulting fees related to Company strategy, EPA-related expenses of $1.4 million as well as allowances and asset disposal expenses.
Restructuring expenses/(income), net
In the six months ended June 30, 2019, restructuring expenses amounted to $1.1 million and related to follow-up expenses associated with the strategic repositioning of the Rubber business footprint. Those activities in the fiscal years 2016 to 2019 generated annualized savings of approximately $16 million per year on a consolidated basis since the end of fiscal year 2018 from the facility shutdown in Ambès, France, the facility consolidations in Seoul, South Korea, the related headcount reductions, and to a lesser extent, to operational efficiencies. These anticipated savings came essentially in full from our Rubber segment.
Income/(loss) from operations
Income from operations decreased by $54.3 million from $41.5 million in the second quarter of 2019 to a loss from operations of $12.9 million in the second quarter of 2020, due to the effects of COVID-19 on the overall global economy and carbon black demand.
Income from operations decreased by $51.5 million, or 67.6%, from $76.2 million in the six months ended June 30, 2019 to $24.7 million in the six months ended June 30, 2020. The decrease year over year in the six months ended June 30, 2020 is primarily due to lower volumes related to the impact of COVID-19 during the second quarter of 2020.
Interest and other financial expense, net
Interest and other financial expense, net comprises interest and other financial income and interest and other financial expenses and increased by $0.7 million from $7.6 million in the second quarter of 2019 to $8.3 million in the second quarter of 2020, reflecting the impact of bolstering our cash position by drawing under our ancillary lines of credit and RCF.
Interest and other financial expense, net comprises interest and other financial income and interest and other financial expenses. Interest and other financial expense, net amounted to $17.9 million in the six months ended June 30, 2020 compared to $14.0 million in the six months ended June 30, 2019.

Interest and other financial expense, net in the six months ended June 30, 2020 included, among other items, $7.2 million of interest expenses, $1.0 million of amortization of capitalized transaction costs, $0.9 million of interest expenses on pension obligations and $7.3 million of net foreign currency revaluation related expenses.
Interest and other financial expense, net in the six months ended June 30, 2019 amounted to $14.0 million and included, among other items, $8.5 million of interest expenses, $1.1 million amortization of capitalized transaction costs, $0.9 million of interest expenses on pension obligations and $0.8 million of net foreign currency revaluation related expenses.
Reclassification of actuarial losses from AOCI
The actuarial losses associated with our pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $5.1 million in the six months ended June 30, 2020.
Income/(loss) from continuing operations before income tax expense and equity in earnings of affiliated companies
Income from operations before income taxes and equity in earnings of affiliated companies decreased by $57.7 million from $33.9 million in the second quarter of 2019 to a loss from operations before income taxes of $23.8 million in the second quarter of 2020, due to the effects of COVID-19 on the overall global economy.
Income from operations before income tax expense and equity in earnings of affiliated companies decreased by $60.4 million, or 97.2%, from $62.2 million in the six months ended June 30, 2019 to $1.7 million in the six months ended June 30, 2020, due to the effects of COVID-19 on the overall global economy in the second quarter of 2020.
Income tax expense/(benefit)
Income taxes decreased by $15.2 million from $9.3 million in the second quarter of 2019 to tax income of $5.9 million in the second quarter of 2020, as a result of decreased income before taxes.
Income tax expense amounted to $1.8 million in the six months ended June 30, 2020 compared to $18.7 million in the six months ended June 30, 2019, as a result of decreased income before taxes.
In the six months ended June 30, 2020, the impact of discrete tax items included discrete tax expense of $0.5 million, primarily due to tax return filings and other prior year adjustments and an unfavorable deferred tax expense of $0.7 million due to revaluation of realizability of certain deferred tax assets. The discrete tax items compared to the low income from operations before taxes resulted in an effective tax rate of more than 87% for the six months ended June 30, 2020. The estimated annual tax rate is 28.91% for 2020. For details regarding this deviation see Note M. Income Taxes to the unaudited condensed consolidated financial statements.
In the six months ended June 30, 2019, the effective tax rate of 30.0% deviated from our estimated annual effective tax rate of 30.1% in particular due to a net discrete tax expense of $0.3 million. For details regarding this deviation see Note M. Income Taxes to the unaudited condensed consolidated financial statements.
Equity in earnings of affiliated companies, net of tax
Equity in earnings of affiliated companies represents the equity income from our German JV, which was comparable in the six months ended June 30, 2020 and the six months ended June 30, 2019.
Net income/(loss)
Net income decreased by $42.5 million from $24.7 million in the second quarter of 2019 to $17.8 million in the second quarter of 2020, reflecting all the items described above.
Our net income in the six months ended June 30, 2020 amounted to $0.3 million, a decrease of $43.4 million, reflecting all the factors described above.
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Contribution Margin decreased by $69.1 million, or 48.2%, from $143.4 million in the second quarter of 2019 to $74.3 million in the second quarter of 2020, primarily due to lower volumes, partially offset by favorable base price increases in the Rubber segment, in particular. Contribution Margin per Metric Ton decreased by 10.7%, from $530.3 per Metric Ton for the second quarter of 2019 to $473.6 per Metric Ton in the second quarter of 2020.
Contribution Margin decreased by $73.5 million, or 26.3%, from $279.7 million in the six months ended June 30, 2019 to $206.2 million in the six months ended June 30, 2020. The decrease of $73.5 million year over year is primarily attributable to the decrease in Contribution Margin in the second quarter of 2020 in an amount of $69.1 million. Contribution Margin per Metric Ton increased by 0.3%, from $524.6 per Metric Ton in the six months ended June 30, 2019 to $525.9 per Metric Ton in the six months ended June 30, 2020.

Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $56.3 million, or 78.7%, from $71.5 million in the second quarter of 2019 to $15.2 million in the second quarter of 2020, primarily due to lower volume, partially offset by lower fixed costs and base price increases in the Rubber segment, in particular.
Adjusted EBITDA decreased by $57.0 million, or 41.9%, from $136.1 million in the six months ended June 30, 2019 to $79.1 million in the six months ended June 30, 2020, mainly reflecting the COVID-19 impacts of the second quarter of 2020.
2019 Compared to 2018
The comparison of the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the six months ended June 30, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Segment Discussion
Our business operations are divided into two operating segments: the Specialty Carbon Black segment and the Rubber Carbon Black segment. We use segment revenue, segment gross profit, segment volume, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin as measures of segment performance and profitability.
The table below presents our segment results derived from our audited consolidated financial statements for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, unless otherwise indicated)		(In millions, unless otherwise indicated)
Specialty Carbon Black
Net sales	$94.4	$139.3	$214.2	$270.9
Cost of sales	(70.2)	(94.9)	(150.2)	(185.1)
Gross profit	$24.2	$44.4	$63.9	$85.8
Volume (kmt)	49.5	69.9	107.8	133.8
Adjusted EBITDA	$16.5	$31.0	$44.5	$60.4
Adjusted EBITDA Margin (%)(1)	17.5	22.3	20.8	22.3

Rubber Carbon Black
Net sales	$108.3	$259.7	$324.5	$512.9
Cost of sales	(98.5)	(200.1)	(264.3)	(396.7)
Gross profit	$9.7	$59.6	$60.2	$116.2
Volume (kmt)	107.5	200.6	284.2	399.4
Adjusted EBITDA	$(1.2)	$40.5	$34.5	$75.7
Adjusted EBITDA Margin (%)(1)	(1.1)	15.6	10.6	14.8
(1) Defined as Adjusted EBITDA divided by net sales.
Specialty Carbon Black
2020 Compared to 2019
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Lower volumes drove a decline in net sales of the Specialty Carbon Black segment by $44.9 million, or 32.2%, from $139.3 million in the second quarter of 2019 to $94.4 million in the second quarter of 2020.
Volume of the Specialty Carbon Black segment decreased by 20.4 kmt, or 29.2%, from 69.9 kmt in the second quarter of 2019 to 49.5 kmt in the second quarter of 2020. All regions were down.
Gross profit of the Specialty Carbon Black segment decreased by $20.2 million, or 45.5%, from $44.4 million in the second quarter of 2019 to $24.2 million in the second quarter of 2020, as well as a result of lower volumes.

Adjusted EBITDA of the Specialty Carbon Black segment decreased by $14.6 million, or 46.9%, from $31.0 million in the second quarter of 2019 to $16.5 million in the second quarter of 2020, primarily due to lower volumes, partially offset by mix. Adjusted EBITDA margin decreased 480 basis points to 17.5% in the second quarter of 2020 compared to 22.3% in the second quarter of 2019.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales of the Specialty Carbon Black segment decreased by $56.7 million, or 20.9%, from $270.9 million in the six months ended June 30, 2019 to $214.2 million in the six months ended June 30, 2020, primarily due to lower volumes.
Volume of the Specialty Carbon Black segment decreased by 26.0 kmt, or 19.5%, from 133.8 kmt in the six months ended June 30, 2019 to 107.8 kmt in the six months ended June 30, 2020. All regions were down.
Gross profit of the Specialty Carbon Black segment decreased by $21.9 million, or 25.5%, from $85.8 million in the six months ended June 30, 2019 to $63.9 million in the six months ended June 30, 2020, mainly due to lower volumes and foreign exchange rate translation effects, partially offset by a positive product mix.
Adjusted EBITDA of the Specialty Carbon Black segment decreased by $15.9 million, or 26.3%, from $60.4 million in the six months ended June 30, 2019 to $44.5 million in the six months ended June 30, 2020, reflecting primarily the decrease in gross profit and slightly increased fixed costs year over year.
2019 Compared to 2018
The comparison of the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the six months ended June 30, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Rubber Carbon Black
2020 Compared to 2019
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales of the Rubber Carbon Black segment decreased by $151.5 million, or 58.3%, from $259.7 million in the second quarter of 2019 to $108.3 million in the second quarter of 2020, primarily due to lower volumes and, to a much lesser extent, the pass through of lower feedstock costs to customers, partially offset by base price increases.
Volume of the Rubber Carbon Black segment decreased by 93.1, or 46.4%, from 200.6 kmt in the second quarter of 2019 to 107.5 kmt in the second quarter of 2020. All regions were down. Volumes were down primarily due to COVID-19, but also reflect our commercial strategy as part of 2019 contract negotiations to emphasize raising price over volume.
Gross profit of the Rubber Carbon Black segment decreased by $49.9 million, or 83.7%, from $59.6 million in the second quarter of 2019 to $9.7 million in the second quarter of 2020, driven by lower volumes, partially offset by base price increases.
Adjusted EBITDA of the Rubber Carbon Black segment decreased by $41.7 million, or 103.0%, from $40.5 million in the second quarter of 2019 to $(1.2) million in the second quarter of 2020, primarily driven by lower volume and the unfavorable impact on margins of lower feedstock costs, partially offset by lower freight costs and fixed costs.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales of the Rubber Carbon Black segment decreased by $188.4 million, or 36.7%, from $512.9 million in the six months ended June 30, 2019 to $324.5 million in the six months ended June 30, 2020, primarily due to lower volumes and, to a much lesser extent, the pass through of lower feedstock costs to customers, somewhat offset by base price increases.
Volume of the Rubber Carbon Black segment decreased by 115.2 kmt, or 28.8%, from 399.4 kmt in the six months ended June 30, 2019 to 284.2 kmt in the six months ended June 30, 2020, continuing the sharp decline in sales volumes that emerged in mid-March as tire and auto manufacturing plants closed due to COVID-19. Lower volumes also reflected the impact of a deliberate Rubber commercial strategy as part of 2019 contract negotiations to emphasize raising price over volume.
Gross profit of the Rubber Carbon Black segment decreased by $56.0 million, or 48.2%, from $116.2 million in the six months ended June 30, 2019 to $60.2 million in the six months ended June 30, 2020, primarily as a result of the decrease in gross profit of $49.9 million in the second quarter of 2020.
Adjusted EBITDA of the Rubber Carbon Black segment decreased by $41.1 million, or 54.4%, from $75.7 million in the six months ended June 30, 2019 to $34.5 million in the six months ended June 30, 2020, reflecting the development of gross profit partially offset by lower freight cost.

2019 Compared to 2018
The comparison of the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the six months ended June 30, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited consolidated financial statements for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net cash provided by operating activities	$85.7	$48.0	$90.6	$74.1
Net cash used in investing activities	$(38.5)	$(38.4)	$(89.4)	$(60.9)
Net cash provided by/(used in) financing activities	$(12.8)	$(17.2)	$81.7	$(16.8)

Cash, cash equivalents and restricted cash at the end of the period	$146.1	$57.7	$146.1	$57.7
Less restricted cash at the end of the period	2.7	4.5	2.7	4.5
Cash and cash equivalents at the end of the period	$143.4	$53.2	$143.4	$53.2
2020
Net cash provided by operating activities for the second quarter 2020 amounted to $85.7 million and consisted primarily of a consolidated loss for the period of $17.8 million offset by adjustments primarily for depreciation of $21.9 million and cash inflows from changes in operating assets and liabilities, including changes in net working capital, of $82.3 million, primarily related to changes in Net Working Capital.
Net cash used in investing activities for the second quarter 2020 amounted to $38.5 million. It comprises capital expenditure projects mainly related to preservation and overhaul projects as well as expenditures associated with our efforts to meet the EPA requirements in the U.S. in an amount of $12.9 million.
Net cash used in financing activities for the second quarter 2020 amounted to $12.8 million. $10.8 million, net, were used for repayments of current borrowing and $2.0 million were used for regular debt repayment.
Net cash provided by operating activities in the six months ended June 30, 2020 amounted to $90.6 million and consisted of a consolidated profit for the period of $0.3 million, adjustments primarily for depreciation of $45.7 million and cash inflows from changes in operating assets and liabilities of $43.9 million, primarily related to changes in Net Working Capital.
Net cash used in investing activities in the six months ended June 30, 2020 amounted to $89.4 million comprised of $53.8 million capital expenditure for maintenance and overhaul projects and expenditures associated as well as $35.6 million environmental improvements of our U.S. based facilities to address the EPA requirements.
Net cash provided by financing activities in the six months ended June 30, 2020 amounted to $81.7 million. Cash inflows during the six months of $99.0 million are related to local bank loan facilities to bolster the liquidity of the Company in light of the current COVID-19 uncertainties while cash outflows were used for regular debt repayment of $4.0 million and a $12.0 million dividend payment in the first quarter of 2020.
2019
Net cash provided by operating activities for the second quarter 2019 amounted to $48.0 million and consisted primarily of a consolidated profit for the period of $24.7 million, adjustments primarily for depreciation of $25.4 million and cash outflows from changes in operating assets and liabilities of $7.8 million.

Net cash used in investing activities for the second quarter 2019 amounted to $38.4 million. It comprises capital expenditure projects mainly related to preservation and overhaul projects as well as expenditures associated with our efforts to meet the EPA requirements in the U.S.

Net cash used in financing activities for the second quarter 2019 amounted to $17.2 million. $2.0 million were used for regular debt repayment, $12.0 million were used for dividend payments and $6.5 million were used for taxes paid for shares issued under net settlement feature. Cash inflow, net, of $5.1 million are related to local short-term financing facilities.

Net cash provided by operating activities for the six months ended June 30, 2019 amounted to $74.1 million and consisted primarily of a consolidated profit for the period of $43.7 million, adjustments primarily for depreciation of $49.5 million and cash outflows from changes in operating assets and liabilities of $27.8 million.

Net cash used in investing activities for the six months ended June 30, 2019 amounted to $60.9 million. It comprises capital expenditure projects mainly related to preservation and overhaul projects as well as expenditures associated with our efforts to meet the EPA requirements in the U.S.

Net cash used in financing activities for the six months ended June 30, 2019 amounted to $16.8 million. $4.0 million were used for regular debt repayment, $23.9 million were used for dividend payments and $6.5 million were used for taxes paid for shares issued under net settlement feature. Cash inflow, net, of $19.4 million are related to local short-term financing facilities.
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements, and (ii) from financing activities, primarily driven by, borrowing amounts available under our committed multicurrency, senior secured RCF, and related ancillary facilities as well as various uncommitted local credit lines and, from time to time, term loan borrowings.
Our RCF allows the conversion of revolver capacity to ancillary line capacity. Because ancillary lines are bilateral agreements directly with individual bank group participants, borrowings under such lines reduce overall RCF availability but do not count towards the 35% RCF utilization test governing our financial covenant. As of June 30, 2020, we had converted 68% of our RCF into ancillary capacity, resulting in our ability to borrow the full amount of commitments under the RCF at any net leverage level.

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

	June 30, 2020	December 31, 2019
	(In millions)
Inventories	$135.3	$164.8
Trade receivables	145.3	212.6
Trade payables	(90.1)	(156.3)
Net working capital	$190.5	$221.1
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
Our Net Working Capital decreased from $221.1 million as of December 31, 2019 to $190.5 million as of June 30, 2020, primarily due to lower volumes and oil prices.
Capital Expenditures (Non-GAAP Financial Measure)
We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the consolidated financial statements.

Our Capital Expenditures amounted to $60.9 million in the six months ended June 30, 2019 and $89.4 million in the six months ended June 30, 2020. We plan to finance our Capital Expenditures with cash generated by our operating activities. With the exception of required expenditures in association with our settlement with the EPA we currently do not have any material obligatory commitments to make Capital Expenditures outside the ordinary course of our business. See “Note N. Commitments and Contingencies” for further details regarding the EPA settlement.
Capital Expenditures in the six months ended June 30, 2020 amounted to $89.4 million and were mainly comprised of maintenance and overhaul projects including $35.6 million expenditures associated with our efforts to commence environmental investments required to address the EPA requirements in the United States.
Capital Expenditures in the six months ended June 30, 2019 amounted to $60.9 million and were mainly composed of preservation and overhaul projects and in an amount of $12.9 million for expenditures associated with our efforts for investments required to address the EPA requirements in the United States.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2020:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	In million
Long-term debt obligations(1)	$157.2	$51.5	$641.1	$—	$849.8
Revolving credit facility(2)	89.7	—	—	—	89.7
Local credit lines(3)	40.6	—	—	—	40.6
Term loan(4)	8.1	16.1	613.7	—	637.9
Interest expense on long-term debt(5)	18.8	35.3	27.4	—	81.6
Purchase commitments(6)	110.8	85.7	—	—	196.6
Operating leases (7)	7.2	13.2	10.7	3.8	34.9
Total contractual obligations(8)	$275.2	$150.4	$651.8	$3.8	$1,081.2
(1)Sets forth obligations to repay principal and interest under our long-term debt obligations.
(2)Represents the obligation under the RCF. As of June 30, 2020, total drawing was $89.7 million either through our RCF or related ancillary facilities. The RCF can be drawn up to a total amount of €250.0 million (USD equivalent: $280.0 million).
(3)Currently in Korea and Brazil.
(4)Represents the Term Loans and includes the outstanding principal amounts of $279.5 million (U.S. Dollar term loan) and $358.4 million (EUR term loan) which has been translated at an exchange rate at the reporting date of $1.1198 per €1.00. The borrowing costs on the principal of the Euro-denominated Term Loan have been translated applying the same exchange rate.
(5)Represents interest expenses related to indebtedness from our Term Loans, assuming future interest based on a forward rate assumption.
(6)Represents purchase commitments under long-term supply agreements for the supply of raw materials, mainly oil and gas.
(7)Represents current leases, for forward-starting leases see “Note C. Leases.”
(8)This amount does not reflect the Company’s obligations under its existing pension arrangements, which as of June 30, 2020 amounted to $71.2 million (non-current) and $0.9 million (current) (see “Note H. Employee Benefit Plans” with regard to pension provisions and post-retirement benefits included in the unaudited financial statements).
The level of performance bonds, guarantees and letters of credit required for carbon black oil purchasing could increase as a result of increasing oil prices or other factors. As of June 30, 2020 Orion Engineered Carbons GmbH had entered into eight guarantees from various financial institutions amounting to $14.9 million compared with five guarantees amounting to $11.4 million as of December 31, 2019. Neither of these guarantees reduce the utilization limit of the current RCF. Orion also had entered during the second quarter of 2020 into four guarantees issued by UniCredit AG amounting to $0.3 million that reduce financing headroom under the RCF.
Borrowings under our Credit Agreement are at variable rates of interest based on USD-LIBOR or EURIBOR rates. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
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
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure,” “believe,” “confident,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “objectives,” “outlook,” “probably,” “project,” “will,” “seek,” “target,” “to be,” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
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
•our ability to address changes in the nature of future transportation and mobility concepts which may impact our customers and our business;
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
•information technology system failures, network disruptions and breaches of data security;
•our relationships with our workforce, including negotiations with labor unions, strikes and work stoppages;
•our ability to recruit or retain key management and personnel;
•our exposure to political or country risks inherent in doing business in some countries;
•geopolitical events in the European Union, and in particular the ultimate future relations between the European Union and the United Kingdom resulting from “Brexit” which may impact the Euro;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2020 does not differ materially from that discussed under Item 7A of our 2019 Form 10-K.
Item 4. Controls and Procedures
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to

Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption to financial markets. Many state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have required many “non-essential” businesses to close operations or shift to a remote working environment.

To date, the COVID-19 pandemic has adversely impacted our operations in a number of ways, including as a result of disruptions to our supply chain, disruptions and restrictions on the ability of many of our employees to work effectively because of illness, quarantines, government actions, facility closures and other restrictions, as well as temporary closures of certain of our facilities and those of certain of our customers and suppliers. If we continue to experience operational or supply chain disruptions, or such disruptions are exacerbated or prolonged in the future, our business, results of operations and liquidity may be adversely impacted. In particular, the inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays in delivery to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we are able to find alternate sources for our supply needs, they may cost more, which could adversely impact our profitability and financial condition.

In addition, we have experienced significant and unpredictable reductions in the demand for our products as a result of the COVID-19 pandemic and further economic uncertainty may cause additional delays, cancellation, or redirections of planned orders.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, as well as unemployment levels, resulting in a period of regional, national, and global economic recession that has curtailed or delayed spending by our customers’ customers, in particular in the automotive industry, as well as increased risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase of our products due to decline in their demand and production, bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows.

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

Under Orion’s EPA CD, Orion will install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately six years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion will need to comply with over a number of years. While the construction at Orange has been completed according to schedule despite COVID-19 related impacts, the commenced construction work at the Ivanhoe facility has been subject to COVID-19-related delays, and as a result we have declared force majeure with respect to the EPA CD and requested an extension of the timeline for completion of installations. The EPA has not confirmed our extension request, at this time. We continue to provide the EPA regular updates. Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness to Ivanhoe. We expect the capital expenditures for installation of pollution control equipment in the remaining Orion facilities to decrease due to economies of scale and synergies from prior installations. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures of approximately $230 million to $270 million, subject to the results of further scope design and estimation efforts presently underway of which approximately $98 million has been spent to date. However, the actual total capital expenditures we might need to incur in order to fulfill the requirements of the EPA CD remain uncertain. In addition, the COVID-19-related delays may continue for an indefinite period and the EPA may ultimately reject our force majeure extension request. The EPA CD allows some flexibility for Orion to choose among different technology solutions for reducing emissions and the locations where these solutions are implemented. The solutions Orion ultimately chooses to implement at its facilities other than Ivanhoe (Louisiana), may differ in scope and operation from those it currently anticipates for any and all of its four facilities, and factors, such as timing, locations, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to significantly exceed current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Noncompliance with applicable emissions limits could lead to payments to the EPA or other penalties.
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

ORION ENGINEERED CARBONS S.A.

August 4, 2020	By	/s/ Lorin Crenshaw
Name: Lorin Crenshaw
Title: Chief Financial Officer