Form 10-Q
period 2020-09-30
Orion Engineered Carbons S.A.
filed 2020-11-05
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The registrant had 60,487,117 shares of common stock outstanding as of November 5, 2020.

PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Consolidated Statements of Operations of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net sales	$282,036	$370,195	$820,691	$1,153,925
Cost of sales	202,854	271,481	617,372	853,204
Gross profit	79,182	98,714	203,319	300,721

Selling, general and administrative expenses	43,155	49,636	126,221	157,330
Research and development costs	7,352	4,793	16,757	14,836
Other expenses, net	4,527	3,189	11,529	10,167
Restructuring expenses	—	2,710	—	3,833
Income from operations	24,147	38,386	48,811	114,555

Interest and other financial expense, net	10,769	6,500	28,657	20,509
Reclassification of actuarial losses from AOCI	2,272	—	7,325	—
Income from operations before income tax expense and equity in earnings of affiliated companies	11,106	31,886	12,830	94,046

Income tax expense/(benefit)	2,250	7,767	4,006	26,515
Equity in earnings of affiliated companies, net of tax	141	134	426	424
Net income	$8,997	$24,253	$9,250	$67,955

Weighted-average shares outstanding (in thousands of shares):
Basic	60,487	60,212	60,408	59,907
Diluted	61,259	61,453	61,296	61,231
Earnings/(loss) per share:
Basic	$0.15	$0.40	$0.15	$1.13
Diluted	$0.15	$0.39	$0.15	$1.11

Dividends per share	$—	$0.20	$0.20	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income/(loss)	$8,997	$24,253	$9,250	$67,955
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(3,620)	(5,097)	(27,060)	(8,478)
Unrealized net gains/(losses) on hedges of a net investment in a foreign operation	(65)	72	(61)	72
Unrealized net losses on cash flow hedges	(1,133)	(396)	(3,399)	(6,996)
Gains on defined benefit plans	990	121	4,432	138
Other comprehensive loss	(3,829)	(5,300)	(26,087)	(15,264)
Comprehensive income/(loss)	$5,168	$18,953	$(16,838)	$52,691

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets of Orion Engineered Carbons S.A. (Unaudited)

				September 30, 2020	December 31, 2019
				(In thousands, except share amounts)
Current assets
Cash and cash equivalents				$97,536	$63,726
Accounts receivable, net of expected credit losses
of	$7,955	and	$6,632	215,407	212,565
Other current financial assets				3,200	11,347
Inventories, net				125,313	164,799
Income tax receivables				10,061	17,924
Prepaid expenses and other current assets				39,091	37,358
Total current assets				490,606	507,718
Property, plant and equipment, net				577,776	534,054
Operating lease right-of-use assets				82,681	27,532
Goodwill				80,604	77,341
Intangible assets, net				47,056	50,596
Investment in equity method affiliates				5,311	5,232
Deferred income tax assets				60,120	48,720
Other financial assets				706	2,501
Other assets				2,971	3,701
Total non-current assets				857,225	749,676
Total assets				$1,347,831	$1,257,394

Current liabilities
Accounts payable		$105,590	$156,298
Current portion of long term debt and other financial liabilities		123,483	36,410
Current portion of employee benefit plan obligation		947	908
Accrued liabilities		39,620	44,931
Income taxes payable		19,645	14,154
Other current liabilities		39,148	32,509
Total current liabilities		328,433	285,211
Long-term debt, net		640,027	630,261
Employee benefit plan obligation		74,562	71,901
Deferred income tax liabilities		49,686	43,308
Other liabilities		97,953	40,701
Commitments and contingencies	Note N
Total non-current liabilities		862,228	786,171
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,729,289 shares with no par value
Outstanding – 60,487,117 and 60,224,147 shares		85,323	85,032
Less 505,142 and 505,142 shares of common treasury stock, at cost		(8,515)	(8,515)
Additional paid-in capital		65,311	65,562
Retained earnings		75,501	78,296
Accumulated other comprehensive loss		(60,449)	(34,362)
Total stockholders' equity		157,170	186,013
Total liabilities and stockholders' equity		$1,347,831	$1,257,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows of Orion Engineered Carbons S.A. (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$8,997	$24,253	$9,250	$67,955
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets	23,999	21,991	69,721	71,490
Amortization of debt issuance costs	530	512	1,531	1,602
Share-based incentive compensation	1,182	2,025	1,242	7,137
Deferred tax (benefit)/provision	(4,725)	3,847	(11,224)	1,773
Foreign currency transactions	(2,013)	2,230	(1,782)	2,520
Reclassification of actuarial losses from AOCI	2,272	—	7,325	—
Other operating non-cash items	(790)	862	118	5,154
Changes in operating assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in trade receivables	(66,152)	21,323	(6,682)	2,150
(Increase)/decrease in inventories	14,375	(2,210)	39,576	4,889
Increase/(decrease) in trade payables	14,080	(13,902)	(31,662)	(7,038)
Increase/(decrease) in provisions	2,633	3,301	(4,899)	(11,525)
Increase/(decrease) in tax liabilities	7,674	6,150	16,298	3,814
Increase/(decrease) in other assets and liabilities that cannot be allocated to investing or financing activities	(324)	(1,844)	3,541	(7,254)
Net cash provided by operating activities	$1,738	$68,538	$92,352	$142,667
Cash flows from investing activities:
Cash paid for the acquisition of intangible assets and property, plant and equipment	$(30,942)	$(34,452)	$(120,343)	$(95,309)
Net cash used in investing activities	$(30,942)	$(34,452)	$(120,343)	$(95,309)
Cash flows from financing activities:
Payments for debt issue costs	$—	$—	$—	$(1,721)
Repayments of long-term debt	(2,055)	(1,987)	(6,077)	(6,034)
Cash inflows related to current financial liabilities	39,690	9,724	191,041	88,411
Cash outflows related to current financial liabilities	(58,500)	(25,169)	(110,859)	(84,501)
Dividends paid to shareholders	—	(12,043)	(12,045)	(35,989)
Taxes paid for shares issued under net settlement feature	—	—	(1,202)	(6,475)
Net cash provided by/(used in) financing activities	$(20,866)	$(29,475)	$60,858	$(46,309)
Increase/(decrease) in cash, cash equivalents and restricted cash	$(50,070)	$4,611	$32,867	$1,049
Cash, cash equivalents and restricted cash at the beginning of the period	146,108	57,696	68,231	61,604
Effect of exchange rate changes on cash	4,357	(1,999)	(703)	(2,345)
Cash, cash equivalents and restricted cash at the end of the period	$100,395	$60,308	$100,395	$60,308
Less restricted cash at the end of the period	2,859	4,356	2,859	4,356
Cash and cash equivalents at the end of the period	$97,536	$55,952	$97,536	$55,952

Cash paid for interest, net	$(5,246)	$(6,527)	$(14,752)	$(15,693)
Cash (paid)/refund for income taxes	$1,068	$1,705	$1,067	$(16,175)
Supplemental disclosure of non-cash activity:
Liabilities for leasing - current	$3,862	$(1,148)	$5,826	$5,778
Liabilities for leasing - non-current	$51,191	$1,113	$57,834	$25,068

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity of Orion Engineered Carbons S.A. (Unaudited)

			Common stock
	(In thousands, except per share amounts)		Number of common shares	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total equity
	Balance at January 1, 2020		60,224,147	$85,032	$(8,515)	$65,562	$78,296	$(34,362)	$186,013
	Net income		—	—	—	—	18,032	—	18,032
	Other comprehensive loss, net of tax		—	—	—	—	—	(22,844)	(22,844)
Dividends paid -	$0.20	per share	—	—	—	—	(12,045)	—	(12,045)
	Share based compensation		—	—	—	(2,632)	—	—	(2,632)
	Issuance of stock under equity compensation plans		262,970	291	—	—	—	—	291
	Balance at March 31, 2020		60,487,117	$85,323	$(8,515)	$62,930	$84,283	$(57,206)	$166,815
	Net loss		—	—	—	—	(17,780)	—	(17,780)
	Other comprehensive income, net of tax		—	—	—	—	—	585	585
	Share based compensation		—	—	—	1,199	—	—	1,199
	Balance at June 30, 2020		60,487,117	$85,323	$(8,515)	$64,128	$66,504	$(56,621)	$150,819
	Net income		—	—	—	—	8,997	—	8,997
	Other comprehensive loss, net of tax		—	—	—	—	—	(3,829)	(3,829)
	Share based compensation		—	—	—	1,182	—	—	1,182
	Balance at September 30, 2020		60,487,117	$85,323	$(8,515)	$65,311	$75,501	$(60,449)	$157,170

			Common stock
(In thousands, except per share amounts)			Number of common shares	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance at January 1, 2019			59,518,498	$84,254	$(8,683)	$63,544	$39,409	$(19,628)	$158,896
Net income			—	—	—	—	18,954	—	18,954
Other comprehensive loss, net of tax			—	—	—	—	—	(709)	(709)
Dividends paid -	$0.20	per share	—	—	—	—	(11,904)	—	(11,904)
Share based compensation			—	—	—	3,553	—	—	3,553
Balance at March 31, 2019			59,518,498	$84,254	$(8,683)	$67,097	$46,459	$(20,337)	$168,790
Net income			—	—	—	—	24,748	—	24,748
Other comprehensive loss, net of tax			—	—	—	—	—	(9,255)	(9,255)
Dividends paid -	$0.20	per share	—	—	—	—	(12,042)	—	(12,042)
Share based compensation			—	—	—	(5,737)	—	—	(5,737)
Issuance of stock under equity compensation plans			693,710	778	—	43	—	—	821
Balance at June 30, 2019			60,212,208	$85,032	$(8,683)	$61,403	$59,165	$(29,592)	$167,325
Net income			—	—	—	—	24,253	—	24,253
Other comprehensive loss, net of tax			—	—	—	—	—	(5,300)	(5,300)
Dividends paid -	$0.20	per share	—	—	—	—	(12,043)	—	(12,043)
Share based compensation			—	—	—	2,025	—	—	2,025
Balance at September 30, 2019			60,212,208	$85,032	$(8,683)	$63,428	$71,375	$(34,892)	$176,260

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
The Company manufactures Specialty Carbon Black for a broad range of specialized applications such as polymers, printing systems and coatings applications. The various production processes result in a wide range of different Specialty Carbon Black pigment grades with respect to their primary particle size, structure surface area and surface chemistry. These parameters affect jetness, tinting strength, undertone, dispersibility, oil absorption, electrical conductivity and other characteristics.
The types of Rubber Carbon Black used in the rubber industry are manufactured according to strict specifications and quality standards. Structure and specific surface area are the key factors in optimizing reinforcement properties in rubber polymers.
    As of September 30, 2020, the Company operates 13 wholly owned production facilities in Europe, North and South America, Asia and South Africa. Additionally, the Company operates a joint venture with one production facility in Germany.
The Company's global presence enables it to supply Specialty Carbon Black customers as well as international customers in the tire and rubber industry with the full range of carbon black grades.
Risks and Uncertainties

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has negatively impacted the global economy. We have experienced significant reductions in the demand for our products as a result of the COVID-19 pandemic and further economic uncertainty may cause additional delays, cancellation, or redirections of planned orders. Policymakers around the globe have responded with fiscal, economic and public health policy actions to support the economy and contain the virus. The ultimate magnitude and overall effectiveness of these actions remains uncertain.

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
The recorded right-of-use assets as of September 30, 2020 amounted to $82.7 million, and the corresponding lease liabilities amounted to $84.2 million, of which $11.5 million was recorded within other current liabilities and $72.7 million as other liabilities.
The weighted remaining average minimum lease period is 17.0 years.
The undiscounted minimum lease payments are due in and reconcile to the discounted lease liabilities as follows:

September 30, 2020
(In thousands)
Next 12 months	$11,550
1 to 2 years	10,804
2 to 3 years	10,519
3 to 4 years	9,529
4 to 5 years	8,989
More than 5 years	40,940
Total undiscounted minimum lease payments	92,330
Discount	(8,130)
Lease liability (current and non-current)	$84,200

The weighted average discount rate applied to the lease liabilities is 5.7%.
In September 2020, Orion commenced a district heating project with the utilities provider of its Cologne, Germany neighbor city of Hürth. The power plant is operated by Orion on a finance lease basis over a period of 25 years. During the third quarter of 2020 Orion recorded a right-of-use asset and a respective lease liability in an amount of $54.8 million. Finance lease costs for the three and nine months ended September 30, 2020 amounted to $0.6 million and $0.9 million and were immaterial for the three and nine months ended September 30, 2019, respectively. Operating lease costs for the three and nine months ended September 30, 2020 amounted in total to $2.9 million and $8.4 million, respectively, and were recorded as operating expenses under cost of sales, selling, general and administrative expenses and under research and development cost. The operating lease costs for the three and nine months ended September 30, 2019 recorded as operating expenses amounted in total to $2.7 million and $8.0 million, respectively, and were recorded under cost of sales, selling, general and administrative expenses and under research and development cost. Cash paid for amounts included in the measurement of lease liabilities from operating leases was $2.6 million and $2.3 million for the three months September 30, 2020 and 2019, respectively, and $7.0 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for finance leases was immaterial during the same periods.

In addition to the above, Orion entered into a forward-starting lease agreement in May 2020 for a new warehouse at our facility in Cologne, Germany. The lessor, a logistics and distribution service provider, is currently constructing the warehouse at our location, with the lease scheduled to commence by the end of 2020 after construction is completed. The lease agreement will have a total of approximately $6 million in undiscounted future lease payments over the 10-year term of the lease.

Note D. Inventories
Inventories, net of obsolete, unmarketable and slow-moving reserves are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Raw materials, consumables and supplies, net	$56,235	$69,168
Work in process	201	148
Finished goods, net	68,876	95,483
Total	$125,313	$164,799
Orion periodically reviews inventories for both obsolescence and loss in value. In this review, Orion makes assumptions about the future demand for and the future market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow-moving inventory.
Note E. Accounts Receivable
The company had the following accounts receivable as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable	$223,362	$219,197
Expected credit losses	(7,955)	(6,632)
Accounts receivable, net of expected credit losses	$215,407	$212,565
The expected credit losses developed as follows in the periods indicated:

	Fiscal Year 2020	Fiscal Year 2019
	(In thousands)
Allowance for credit losses as of January 1,	$(6,632)	$(5,081)
Credit loss expense	(3,725)	(1,530)
Credit loss income and utilization	2,295	968
Foreign currency translation effects	106	295
Allowance for credit losses as of September 30,	$(7,955)	$(5,348)

Note F. Debt and Other Obligations
The company had the following debt arrangements in place as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Current
Term loan	$8,254	$8,057
Deferred debt issuance costs - term loan(1)	(1,441)	(1,409)
Other short-term debt and obligations	116,670	29,762
Current portion of long term debt and other financial liabilities	123,483	36,410
Non-current
Term loan	643,883	634,994
Deferred debt issuance costs - term loan(1)	(3,856)	(4,733)
Long-term debt, net	640,027	630,261
Total	$763,511	$666,671

(1) According to ASU 2015-03, adopted on January 1, 2016, the Company presents debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that liability.
(a) Term Loan
On July 25, 2014, Orion entered into a refinancing of its indebtedness. The initial term loan credit facility in U.S. Dollars of $895.0 million was allocated to a term loan facility denominated in U.S. Dollars of $358.0 million and a term loan facility denominated in Euros of €399.0 million with both having an original maturity date of July 25, 2021 (the “Term Loans”). Initial interest was calculated based on three-month EURIBOR (for the Euro denominated loan), or three-month USD-LIBOR (for the USD denominated loan) plus a 3.75% - 4.00% margin depending on the Company’s net leverage ratio. For both EURIBOR and USD-LIBOR a floor of 1.0% applied. At least 1% of the principal amount is required to be repaid per annum; Orion may make additional voluntary repayments. In the years 2015 to 2017 Orion executed several voluntary repayments totaling €56.0 million and $58.0 million.
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
Transaction costs incurred directly in connection with the incurrence of the Euro and U.S. Dollar denominated term loans, thereby reducing their carrying amount, are amortized as finance costs over the term of the loans. Transaction costs incurred in connection with the modifications of the term loan in the years 2016 to 2018 were directly expensed as incurred as the modified terms were not substantially different. In connection with the repricing described above further transaction costs of $0.7 million in 2018 and $3.5 million equivalent in 2017 and $2.1 million equivalent in 2016 were incurred and directly expensed. For the three and nine months ended September 30, 2020, an amount of $0.4 million and $1.1 million equivalent, respectively, related to capitalized transaction costs was amortized and recognized as finance costs in this regard (prior year: $0.4 million and $1.1 million equivalent, respectively).
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
The carrying value of the Term Loans as of September 30, 2020 includes their nominal amounts plus accrued unpaid interest less deferred debt issuance costs of $5.3 million (December 31, 2019: $6.1 million).

(b) Revolving credit facility
To fund operating activities and generally safeguard the Company’s liquidity, the Company has entered into a revolving credit facility (“RCF”).
As part of the July 25, 2014 refinancing the then-existing revolving facility was replaced by a €115.0 million multicurrency RCF with an original maturity date July 25, 2019. Interest is calculated based on EURIBOR (for EUR drawings), and USD-LIBOR (for USD drawings) plus 2.5% - 3.0% margin (depending on leverage ratio). Transaction costs of $3.3 million originally incurred in connection with the RCF were recorded as deferred expenses and amortized as finance costs on a straight-line basis over the term of the facility (until July 25, 2019).
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
The Eighth Amendment:
(i) extended the maturity date for the RCF by three years to April 25, 2024,
(ii) increased the aggregate amount of revolving credit commitments in Euro by €75.0 million to €250.0 million, and
(iii) reduced revolving credit interest expense by way of a revised pricing grid with lower Applicable Rates (credit spreads). As of September 30, 2020, the Company’s net leverage ratio was 3.4x, which corresponds to an Applicable Margin of 2.70%.
All other terms of the Credit Agreement relating to the RCF remained substantially unchanged, including the commitment fee, which remains at 35% of applicable margin. As of September 30, 2020, no RCF borrowings, as defined in the Credit Agreement, had been drawn, while $74.6 million in borrowings under ancillary facilities reduced the overall amount available under the RCF. For further details see Note F. (c) Local bank loans and other short-term borrowings.
During the three and nine months ended September 30, 2020, transaction costs of $0.2 million and $0.5 million, respectively, were amortized (prior year: $0.1 million and $0.5 million, respectively). Unamortized transaction costs that were incurred in conjunction with the RCF in July 2014, the amendment on May 30, 2017 and the amendment on April 2, 2019, amount to $3.0 million as of September 30, 2020. Unamortized transaction costs as of December 31, 2019 amounted to $3.4 million and were incurred in conjunction with the RCF in July 2014 and the amendment on May 30, 2017.
(c) Local bank loans and other short-term borrowings
As of September 30, 2020, the Company had fully drawn its uncommitted local credit lines in Korea of $40.6 million and Brazil amounting to $1.4 million. Neither facility had any borrowings as of December 31, 2019.
The Company had also established ancillary credit facilities by converting the commitments of select lenders under the €250 million RCF into bilateral credit agreements (usually overdraft facilities). Borrowings under ancillary lines reduce availability under the RCF but do not count toward debt drawn under the RCF for the purposes of determining whether the financial covenant under the Credit Agreement must be tested.
As of September 30, 2020, the ancillary facilities had $74.6 million (as of December 31, 2019: $28.6 million) outstanding. The general terms of these ancillary credit facilities are linked to the terms in the RCF.
During the second quarter 2020 the Company established two additional ancillary facilities in an aggregate amount of €40 million (bringing the number of RCF banks with whom ancillary facilities have been established to six out of ten banks and total ancillary borrowings to €170 million). As of September 30, 2020, the Company had converted 68% of its RCF into ancillary capacity, resulting in an ability to borrow the full amount of commitments under the RCF at any net leverage level. Using exchange rates applicable for the quarter ended September 30, 2020, the €250 million RCF amounted to approximately $293 million.

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

In addition, there is one financial covenant under the Credit Agreement, the First Lien Leverage Ratio (“FLLR”), defined as Consolidated First Lien Debt divided by Consolidated Adjusted EBITDA for the trailing twelve months (“TTM”). The FLLR is not allowed to exceed 5.5x TTM EBITDA and is tested each quarter RCF utilization exceeds 35%, as defined in the Credit Agreement (the “Covenant Trigger”). Notably, not all debt counts toward RCF utilization for purposes of calculating the Covenant Trigger, namely, term debt, debt drawn under ancillary credit facility lines and debt drawn under any uncommitted local credit lines are excluded. FLLR, Consolidated First Lien Debt and Consolidated Adjusted EBITDA have the meanings given to them in the Credit Agreement.

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
The following table shows the fair value measurement at September 30, 2020 and December 31, 2019. All measurements are based on observable inputs such as interest rates and are classified as Level 2 within the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2020	December 31, 2019
		(In thousands)
Receivables from hedges / derivatives		$2	$8,436
Prepaid expenses and other current assets	Level 2	—	8,434
Other financial assets (non-current)	Level 2	2	1

Liabilities from derivatives		$16,911	$9,425
Other current liabilities	Level 2	24	109
Other liabilities (non-current)	Level 2	16,887	9,316

Term loan	Level 2	$652,138	$643,051
Local bank loans	Level 2	$116,670	$29,762

Note H. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension benefit costs include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$287	$301	$856	$1,030
Interest cost	298	419	875	1,276
Amortization of actuarial loss	2,272	—	7,325	—
Net periodic pension cost	$2,857	$720	$9,056	$2,306
Service costs were recorded within income from operations under selling, general and administrative expenses, interest cost in interest and other financial expense, net.
The actuarial losses associated with the pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $7.3 million in the nine months ended September 30, 2020.
There are also defined contribution pension plans in Germany and the United States for which our Group companies make regular contributions to off-balance sheet pension funds managed by third party insurance companies.
In South Korea, the Company’s pension plan provides, at the option of employees, for either projected benefit or defined contribution benefits. Plan assets relating to this plan reduce the pension provision disclosed.
Note I. Stock-Based Compensation
On an annual basis since 2015, the Company has implemented a long-term incentive plan ("LTIP") which grants awards to employees and officers selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Performance-based Restricted Stock Unit (PSU) awards are earned based on achievement against one or more performance metrics established by the Compensation Committee in respect of a specified performance period. Earned PSUs range from zero to a specified maximum percentage of a participant’s target award based on the performance of applicable performance metrics, and are subject to vesting terms based on continued employment.
The first performance period ran from January 1, 2015 through December 31, 2017, with PSUs earned based on achievement of EBITDA metrics established by the Compensation Committee and total shareholder return relative to a peer group. Once earned and vested, PSUs were settled in one common share per vested PSU (or, at the Company’s election, cash equal to the fair market value thereof). There was no exercise price. The first vesting period ran through March 31, 2018 (the “2015 Plan”). All PSUs are granted under, and are subject to the terms and conditions of, the Company’s 2014 Omnibus Incentive Compensation Plan, and do not increase the number of shares previously reserved for issuance under that plan. On August 2, 2016 the Compensation Committee established a consecutive LTIP (the “2016 Plan”) having consistent terms as compared to the 2015 Plan. On March 31, 2019 the vesting period ended for the “2016 Plan” and earned and vested PSUs settled in one common share of the Company per vested PSU - issued to participants on April 30, 2019, except for certain PSUs settled in cash at fair market value to cover wage taxes or as substitute for share transfer restrictions. On July 31, 2017 the Compensation Committee established another consecutive LTIP (the "2017 Plan") having consistent terms as compared to the 2015 and 2016 Plan. On July 12, 2018 the Compensation Committee established a consecutive LTIP (the "2018 Plan") and on July 16, 2019 the Compensation Committee established a consecutive LTIP (the “2019 Plan”). The achievement metrics have changed for the 2019 Plan from EBITDA performance to a return on capital employed and a total shareholder return target. All PSUs are granted under, and are subject to the terms and conditions of, the Company’s 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”).
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
The following table provides detail as to expenses recorded within operating income with respect to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
2016 Plan	$—	$—	$—	$1,083
2017 Plan	—	725	—	1,826
Stock compensation plan for Board of Directors	—	—	—	488
2018 Plan	831	666	351	2,842
Sign on RSU incentive	29	96	297	360
2019 Plan	323	538	594	538
Total expenses	$1,182	$2,025	$1,242	$7,137
Due to lowered expectations for EBITDA and ROCE for the full year 2020 and upcoming year 2021, performance conditions of the 2018 Plan and the 2019 Plan are no longer expected to be met. As a result, expenses recorded in prior years for the 2018 Plan and the 2019 Plan were partly reversed for the nine months ended September 30, 2020.
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2020:

Period granted	Performance period	PSUs outstanding at January 1,	PSUs granted	Performance based adjustment	PSUs settled	PSUs forfeited	PSUs outstanding at September 30,	PSUs expected to vest	Weighted average grant date fair value
2017	2017 - 2019	418,252	—	(40,087)	(378,165)	—	—	—	$24.89
2018	2018 - 2020	355,766	—	—	—	(4,360)	351,406	173,076	$39.24
2019	2019 - 2021	229,727	—	—	—	(4,349)	225,378	108,459	$11.48
2020	2020 - 2022	—	288,244	—	—	—	288,244	268,783	$11.60
	Total 2020	1,003,745	288,244	(40,087)	(378,165)	(8,709)	865,028	550,318
The following table summarizes the activity of our RSUs for the nine months ended September 30, 2020:

Period granted	Vesting period	RSUs outstanding January 1,	RSUs granted	Performance based adjustment	RSUs settled	RSUs forfeited	RSUs outstanding at September 30,	RSUs expected to vest	Weighted average grant date fair value
Sign-on RSUs:
2018	2018 - 2020	23,878	—	—	—	—	23,878	23,878	$25.81
2019	2019 - 2021	45,257	—	—	—	—	45,257	45,257	$15.89
2019 & 2020 Plan:
2019	2019 - 2021	128,447	—	—	—	(4,348)	124,099	121,770	$14.74
2020	2020 - 2022	—	161,269	—	—	—	161,269	155,825	$12.51
	Total 2020	197,582	161,269	—	—	(4,348)	354,503	346,730
Certain members of our Board of Directors receive compensation in the form of restricted shares (“RSs”) in accordance with the 2014 Non-employee Director Plan. Under this plan 88,488 RSs are currently outstanding.
At September 30, 2020, we had unrecognized compensation cost of $7.8 million, based on the target amounts, related to unvested PSUs, RSUs and RSs, which is expected to be recognized over a weighted average period of 1.3 years. The closing price of the Company's shares and therefore the intrinsic value of one PSU or RSU outstanding was $12.51 as of September 30, 2020, $16.71 as of September 30, 2019 and $32.10 as of September 30, 2018. Total intrinsic value of PSUs and RSUs amounted to $15.3 million, $22.6 million and $51.2 million as of September 30, 2020, September 30, 2019 and September 30, 2018, respectively.

The following table lists the inputs to the valuation model used for calculating the grant date fair values under the 2020, 2019, 2018 and 2017 Plans:

	2017 Plan	2018 Plan	2019 Plan PSU	2020 Plan PSU
Expected term (in years)	3	3	3	3
Dividend yield (%)	1.88%	1.94%	4.65%	—%
Expected volatility OEC (%)	33.77%	30.22%	33.30%	60.84%
Expected volatility peer group (%)	17.30%	20.09%	17.62%	33.22%
Correlation	0.4574	0.3659	0.5205	0.7227
Risk-free interest rate (%)	1.45%	1.46%	1.83%	0.14%
Model used	Monte Carlo	Monte Carlo	Monte Carlo	Monte Carlo
Weighted average fair value of PSUs granted	$24.89	$39.24	$11.48	$11.60
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
Stock-based compensation expense is comprised of the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cost of sales	$66	$55	$158	$66
Selling expenses	263	246	233	1,105
General and administrative expenses	801	1,604	808	5,588
Research and development costs	53	120	44	378
Stock-based compensation expense	$1,182	$2,025	$1,242	$7,137
The assumption for estimating expected forfeitures is based on previous experience and based on a 3% leavers rate per year. Actual forfeitures are recorded as they occur. For the nine months ended September 30, 2020 expenses recorded in prior years for 2018 and 2019 Plan were partly reversed as the performance condition for the EBITDA and ROCE metrics are no longer expected to be met.

Note J. Restructuring Expenses
Details of restructuring activities and the related reserves for September 30, 2020 were as follows:

	Personnel expenses	Demolition and Removal costs	Ground remediation costs	Other	Total
	(In thousands)
Provision at January 1, 2020	$3,400	$561	$488	$317	$4,765
Charges	—	—	—	—	—
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(514)	(402)	(252)	(263)	(1,432)
Foreign currency translation adjustment	(81)	(11)	(14)	(6)	(113)
Provision at March 31, 2020	$2,805	$147	$221	$48	$3,221
Charges	—	—	—	—	—
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(486)	(74)	(148)	—	(708)
Foreign currency translation adjustment	53	2	2	1	59
Provision at June 30, 2020	$2,373	$75	$75	$49	$2,572
Charges	—	—	—	—	—
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(814)	—	(48)	—	(862)
Foreign currency translation adjustment	107	3	3	2	116
Provision at September 30, 2020	$1,666	$79	$30	$51	$1,826
Orion's reserves for restructuring of its Rubber segment in the years 2016 and 2018 are reflected in accrued liabilities on the Consolidated Balance Sheets.

Note K. Accumulated Other Comprehensive Income/(Loss)
Comprehensive income (loss) combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.
Changes in each component of AOCI, net of tax, are as follows for the three months ended September 30, 2020 and 2019.

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2020	$(12,281)	$(10,891)	$(11,189)	$(34,362)
Other comprehensive loss before reclassifications	(22,735)	(1,241)	—	(23,976)
Income tax effects before reclassifications	(1,336)	426	—	(910)
Amounts reclassified from AOCI	—	—	2,398	2,398
Income tax effects on reclassifications	—	—	(776)	(776)
Currency translation AOCI	—	195	225	420
Balance at March 31, 2020	(36,353)	(11,511)	(9,342)	(57,206)
Other comprehensive income/(loss) before reclassifications	800	(2,224)	—	(1,424)
Income tax effects before reclassifications	(169)	708	—	539
Amounts reclassified from AOCI	—	—	2,654	2,654
Income tax effects on reclassifications	—	—	(904)	(904)
Currency translation AOCI	—	(125)	(155)	(280)
Balance at June 30, 2020	$(35,722)	$(13,152)	$(7,747)	$(56,621)
Other comprehensive income (loss) before reclassifications	(3,503)	(1,284)	—	(4,787)
Income tax effects before reclassifications	(117)	294	—	178
Amounts reclassified from AOCI	—	—	2,272	2,272
Income tax effects on reclassifications	—	—	(919)	(919)
Currency translation AOCI	—	(209)	(364)	(573)
Balance at September 30, 2020	$(39,342)	$(14,350)	$(6,757)	$(60,449)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2019	$(10,650)	$(6,147)	$(2,831)	$(19,628)
Other comprehensive income/(loss) before reclassifications	1,532	(3,767)	—	(2,235)
Income tax effects before reclassifications	(69)	1,462	—	1,393
Currency translation AOCI	—	80	53	133
Balance at March 31, 2019	(9,187)	(8,372)	(2,778)	(20,337)
Other comprehensive loss before reclassifications	(4,954)	(5,951)	—	(10,905)
Income tax effects before reclassifications	110	1,730	—	1,840
Currency translation AOCI	—	(154)	(36)	(190)
Balance at June 30, 2019	$(14,031)	$(12,747)	$(2,814)	$(29,592)
Other comprehensive income (loss) before reclassifications	(4,706)	(1,412)	—	(6,118)
Income tax effects before reclassifications	(391)	551	—	160
Currency translation AOCI	—	537	121	658
Balance at September 30, 2019	$(19,128)	$(13,071)	$(2,693)	$(34,892)

The amounts reclassified out of AOCI and into the Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Affected Line Item in the Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(In thousands)
Amortization of actuarial losses	Reclassification of actuarial losses from AOCI	$2,272	$—	$7,325	$—
Total before tax		2,272	—	7,325	—
Tax impact		(919)	—	(2,598)	—
Total after tax		$1,354	$—	$4,726	$—
The amounts recorded in prior years in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial losses over the current year through profit and loss separately from income from operations and amounted to $7.3 million for the nine months ended September 30, 2020.
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss) for the period - attributable to ordinary equity holders of the parent (in thousands)	$8,997	$24,253	$9,250	$67,955
Weighted average number of ordinary shares (in thousands of shares)	60,487	60,212	60,408	59,907
Basic EPS	$0.15	$0.40	$0.15	$1.13
Dilutive effect of share based payments (in thousands of shares)	772	1,241	888	1,324
Weighted average number of diluted ordinary shares (in thousands of shares)	61,259	61,453	61,296	61,231
Diluted EPS	$0.15	$0.39	$0.15	$1.11
In 2019 and 2020, new shares were generated and transferred for settlement of stock-based compensation, which was also included in the weighted number of shares. The dilutive effect of the share-based payment transaction is the weighted number of shares considering the grant date, forfeitures and executions during the respective fiscal years. The effect is determined by using the treasury stock method.
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
The development of deferred tax assets and liabilities relates to changes in temporary differences and tax loss carry forwards. Income tax receivables decreased from $17.9 million at December 31, 2019 to $10.1 million at September 30, 2020 due to tax refunds received from tax authorities. Income taxes payable increased from $14.2 million at December 31, 2019 to $19.6 million at September 30, 2020 mainly due to the current tax expense for the period ended September 30, 2020, less payments to the tax authorities.

Income tax expense for the nine months ended September 30, 2020 amounted to $4.0 million compared to $26.5 million for the nine months ended September 30, 2019, reflecting the income in these periods.
Income tax expense for the three months ended September 30, 2020 amounted to $2.3 million compared to $7.8 million for the three months ended September 30, 2019, reflecting the income in these periods.
For the nine months ended September 30, 2020, the impact of discrete tax items included discrete tax expense of $0.4 million, due to tax return filings and deferred tax gain of $0.4 million due to the revaluation of realizability of certain deferred tax assets. The discrete tax items compared to the low income from operations before taxes resulted in an effective tax rate of 30.2% for the nine months ended September 30, 2020. The estimated annual tax rate is 30.2% for 2020.
For the three months ended September 30, 2020, the impact of discrete tax items included a net discrete tax gain of $0.1 million primarily due to tax return filings and other prior year adjustments, and deferred tax gain of $1.0 million due to the reassessment of recoverability of deferred tax assets. Therefore, the effective tax rate of 20.0% for the three months ended September 30, 2020 deviated from the estimated annual tax rate of 30.2% for 2020.
For the nine months ended September 30, 2019, the impact of discrete tax items included a net discrete tax gain of $2.5 million and is primarily due to the release of a tax accrual as conclusion of a tax audit without findings, offset by tax return filings and other prior year adjustments. Therefore, the effective tax rate of 28.1% for the nine months ended September 30, 2019 deviated from the estimated annual tax rate of 30.6% for 2019.
For the three months ended September 30, 2019, the impact of discrete tax items included a net discrete tax gain of $2.6 million and is primarily due to the release of a tax accrual as conclusion of a tax audit without findings. Therefore, the effective tax rate of 24.3% for the three months ended September 30, 2019 deviated from the estimated annual tax rate of 30.6% for 2019.
Note N. Commitments and Contingencies
Other Long-Term Commitments
To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily oil and gas, are in place with the following maturities:

Maturity	September 30, 2020
(In thousands)
Less than one year	$108,850
One to five years	77,502
More than five years	—
Total	$186,351
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

Under Orion’s EPA CD, Orion will install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion will need to comply with over a number of years. Orion has commenced the installation works for its Ivanhoe and Orange facilities. While the construction at Orange has been completed according to schedule despite COVID-19 related impacts, the construction at the Ivanhoe facility has been subject to COVID-19-related delays, and as a result we have declared force majeure with respect to the EPA CD and requested an extension of the timeline for completion of installations. The EPA has not confirmed our extension request but has deferred judgment on it at this time. In line with EPA’s respective request, Orion continues to provide regular updates to the EPA on the Ivanhoe installation works timeline and respective COVID-19 related impacts and mitigation measures.

Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness. We expect the capital expenditures for installation of pollution control equipment in the remaining Orion facilities to decrease due to economies of scale and synergies from prior installations. We also expect that the third and fourth plants will require significantly less costly pollution control equipment given the requirements of the EPA CD. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures in an approximate range between $230 million to $270 million of which approximately $107 million has been spent to date. To narrow this range, the Company is pursuing further scope design and estimation efforts. However, the actual total capital expenditures we might need to incur to fulfill the requirements of the EPA CD remain uncertain. The EPA CD allows some flexibility for Orion to choose among different technology solutions for reducing emissions and the locations where these solutions are implemented. The solutions Orion ultimately chooses to implement at its facilities other than Ivanhoe (Louisiana) and Orange (Texas), may differ in scope and operation from those it currently anticipates (including those discussed in the next paragraph) and, for any and all of its three facilities, factors, such as timing, locations, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to exceed or be lower than current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Orion also agreed to and paid a civil penalty of $0.8 million and agreed to perform environmental mitigation projects totaling $0.6 million. Noncompliance with applicable emissions limits could lead to further penalty payments to the EPA.
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
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. The current principal amounts of the outstanding term loans under the Credit Agreement are $278.6 million (U.S. Dollar Term Loan), and €373.6 million (Euro Term Loan).

As of September 30, 2020 the Company had seven guarantees totaling $15.6 million issued by various financial institutions.

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
The following table shows the percent of revenue recognized in each of the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rubber	63%	67%	61%	66%
Specialty	37%	33%	39%	34%
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
Adjustment items are not allocated to the individual segments as they are managed on a group basis.
Segment reconciliation for the three months ended September 30, 2020 and 2019:

	Rubber	Specialties	Corporate	Total segments
	(In thousands)
2020
Net sales from external customers	$178,406	$103,630	$—	$282,036
Adjusted EBITDA	$28,525	$26,477	$—	$55,002
Corporate charges	—	—	(6,714)	(6,714)
Depreciation and amortization of intangible assets and property, plant and equipment	(13,828)	(10,171)	—	(23,999)
Excluding equity in earnings of affiliated companies, net of tax	(141)	—	—	(141)
Income/(loss) from operations before income tax expense and finance costs	$14,556	$16,305	$(6,714)	$24,147
Interest and other financial expense, net	—	—	(10,769)	(10,769)
Reclassification of actuarial losses from AOCI	—	—	(2,272)	(2,272)
Income tax expense/(benefit)	—	—	(2,250)	(2,250)
Equity in earnings of affiliated companies, net of tax	141	—	—	141
Net income/(loss)				$8,997

2019
Net sales from external customers	$247,371	$122,824	$—	$370,195
Adjusted EBITDA	$38,097	$29,957	$—	$68,054
Corporate charges	—	—	(7,543)	(7,543)
Depreciation and amortization of intangible assets and property, plant and equipment	(13,524)	(8,467)	—	(21,991)
Excluding equity in earnings of affiliated companies, net of tax	(134)	—	—	(134)
Income/(loss) from operations before income tax expense and finance costs	$24,439	$21,490	$(7,543)	$38,386
Interest and other financial expense, net	—	—	(6,500)	(6,500)
Reclassification of actuarial losses from AOCI	—	—	—	—
Income tax expense/(benefit)	—	—	(7,767)	(7,767)
Equity in earnings of affiliated companies, net of tax	134	—	—	134
Net income/(loss)				$24,253

Segment reconciliation for the nine months ended September 30, 2020 and 2019:

	Rubber	Specialties	Corporate	Total segments
	(In thousands)
2020
Net sales from external customers	$502,894	$317,797	$—	$820,691
Adjusted EBITDA	$63,060	$71,024	$—	$134,084
Corporate charges	—	—	(15,125)	(15,125)
Depreciation and amortization of intangible assets and property, plant and equipment	(41,382)	(28,339)	—	(69,721)
Excluding equity in earnings of affiliated companies, net of tax	(426)	—	—	(426)
Income/(loss) from operations before income tax expense and finance costs	$21,253	$42,684	$(15,125)	$48,811
Interest and other financial expense, net	—	—	(28,657)	(28,657)
Reclassification of actuarial losses from AOCI	—	—	(7,325)	(7,325)
Income tax expense/(benefit)	—	—	(4,006)	(4,006)
Equity in earnings of affiliated companies, net of tax	426	—	—	426
Net income				$9,250

2019
Net sales from external customers	$760,230	$393,695	$—	$1,153,925
Adjusted EBITDA	$113,755	$90,394	$—	$204,149
Corporate charges	—	—	(17,680)	(17,680)
Depreciation and amortization of intangible assets and property, plant and equipment	(41,502)	(29,988)	—	(71,490)
Excluding equity in earnings of affiliated companies, net of tax	(424)	—	—	(424)
Income/(loss) from operations before income tax expense and finance costs	$71,829	$60,406	$(17,680)	$114,555
Interest and other financial expense, net	—	—	(20,509)	(20,509)
Reclassification of actuarial losses from AOCI	—	—	—	—
Income tax expense/(benefit)	—	—	(26,515)	(26,515)
Equity in earnings of affiliated companies, net of tax	424	—	—	424
Net income				$67,955
The sales information noted above relates to external customers only. ‘Corporate’ includes income and expense that cannot be directly allocated to the business segments or are managed on corporate level and includes finance income and expenses, taxes and items with less bearing on the underlying core business.
Income from operations before income taxes and finance costs of the segment 'Corporate' comprises the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Restructuring expenses	$—	$2,710	$—	$3,833
Consulting fees related to Company strategy	—	(674)	—	831
Extraordinary expense items related to COVID-19	822	—	3,548	—
Long Term Incentive Plan	1,182	2,025	1,242	7,137
EPA-related expenses	1,487	1,549	5,053	2,957
Other non-operating	3,222	1,933	5,283	2,922
Expense from operations before income taxes and finance costs	$6,714	$7,543	$15,125	$17,680

Note P. Related Parties
As of September 30, 2020 related parties include one associate of Orion that is accounted for using the equity method, namely "Deutsche Gasrusswerke" (DGW) and one principal owner of more than 10%.

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

	September 30, 2020	December 31, 2019
	(In thousands)
Trade receivables from DGW KG	$510	$537
Trade payables to DGW KG	$9,142	$17,671

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Purchased carbon black products from DGW KG	$17,009	$19,312	$49,002	$65,387
Sales and services/(refund) provided to DGW KG	$1,396	$596	$1,376	$2,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2020 and 2019 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) included elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, unless otherwise indicated)		(In millions, unless otherwise indicated)
Revenue(1)	$282.0	$370.2	$820.7	$1,153.9
Variable costs(2)	(163.9)	(234.8)	(496.3)	(738.9)
Contribution margin	118.2	135.4	324.3	415.1
Freight	17.9	19.6	48.7	61.0
Fixed Costs(3)	(56.9)	(56.3)	(169.8)	(175.4)
Gross profit (1)	$79.2	$98.7	$203.3	$300.7
Volume (in kmt)	237.0	256.4	629.1	789.7
Contribution margin per metric ton	$498.6	$527.9	$515.6	$525.6
Gross profit per metric ton	$334.1	$385.0	$323.2	$380.8

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

The following table presents a reconciliation of Adjusted EBITDA to consolidated net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net income	$9.0	$24.3	$9.2	$68.0
Add back income tax expense	2.3	7.8	4.0	26.5
Add back equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)	(0.4)	(0.4)
Income from operations before income taxes and equity in earnings of affiliated companies	11.1	31.9	12.8	94.0
Add back interest and other financial expense, net	10.8	6.5	28.7	20.5
Reclassification of actuarial losses from AOCI	2.3	—	7.3	—
Earnings before income taxes and finance income/costs	24.1	38.4	48.8	114.6
Add back depreciation, amortization and impairment of intangible assets and property, plant and equipment	24.0	22.0	69.7	71.5
EBITDA	48.1	60.4	118.5	186.0
Equity in earnings of affiliated companies, net of tax	0.1	0.1	0.4	0.4
Restructuring expenses (1)	—	2.7	—	3.8
Consulting fees related to Company strategy (2)	—	(0.7)	—	0.8
Extraordinary expense items related to COVID-19 (3)	0.8	—	3.5	—
Long term incentive plan	1.2	2.0	1.2	7.1
EPA-related expenses	1.5	1.5	5.1	3.0
Other adjustments (4)	3.2	1.9	5.3	2.9
Adjusted EBITDA	$55.0	$68.1	$134.1	$204.1
Thereof Adjusted EBITDA Specialty Carbon Black	$26.5	$30.0	$71.0	$90.4
Thereof Adjusted EBITDA Rubber Carbon Black	$28.5	$38.1	$63.1	$113.8
(1) Restructuring expenses for the three and nine months ended September 30, 2019 are related to the strategic realignment of our global Rubber manufacturing footprint.
(2) Consulting fees related to the Orion strategy include external consulting for establishing and executing Company strategies relating to realigning the manufacturing footprint of our Rubber business, the conversion of our financial statements to U.S. dollar and U.S. GAAP, and costs related to assessing feasibility for inclusion in certain U.S. indices.
(3) Extraordinary expense items related to COVID-19 are costs incurred to address impacts associated with the global coronavirus pandemic. These items include select production costs, expenses related to providing personal protection equipment and costs related to protective measures carried out at our facilities to ensure the safety of our employees, among other expenditures.
(4) Other adjustments in the three and nine months ended September 30, 2020 mainly relate to legal fees associated with a dispute concerning intellectual property of $1.0 million and $1.9 million, respectively; severance costs of $1.8 million and $1.7 million, respectively; and hurricane related costs of $0.8 million and $0.8 million, respectively. These costs were offset by a non-income tax expense related settlement in the amount of $1.7 million.

Operating Results
Quarter and nine months ended September 30, 2020 compared to quarter and nine months ended September 30, 2019
The table below presents our historical results derived from our consolidated financial statements for the periods indicated.

Statement of operations data	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net sales	$282.0	$370.2	$820.7	$1,153.9
Cost of sales	202.9	271.5	617.4	853.2
Gross profit	79.2	98.7	203.3	300.7
Selling, general and administrative expenses	43.2	49.6	126.2	157.3
Research and development costs	7.4	4.8	16.8	14.8
Other expenses, net	4.5	3.2	11.5	10.2
Restructuring expenses	0.0	2.7	0.0	3.8
Income from operations	24.1	38.4	48.8	114.6
Interest and other financial expense, net	10.8	6.5	28.7	20.5
Reclassification of actuarial losses from AOCI	2.3	—	7.3	—
Income from operations before income tax expense and equity in earnings of affiliated companies	11.1	31.9	12.8	94.0
Income tax expense/(benefit)	2.3	7.8	4.0	26.5
Equity in earnings of affiliated companies, net of tax	0.1	0.1	0.4	0.4
Net income	$9.0	$24.3	$9.2	$68.0
Net sales
Net sales decreased by $88.2 million, or 23.8%, from $370.2 million ($122.8 million in our Specialty Carbon Black segment and $247.4 million in our Rubber Carbon Black segment) in the third quarter of 2019 to $282.0 million ($103.6 million in our Specialty Carbon Black segment and $178.4 million in our Rubber Carbon Black segment) in the third quarter of 2020, driven primarily by the effects of passing on lower feedstock costs to customers and, to a lesser extent, lower volumes.
Net sales decreased by $333.2 million, or 28.9%, from $1,153.9 million in the nine months ended September 30, 2019 to $820.7 million in the nine months ended September 30, 2020, driven primarily by lower volumes and the effects of passing on lower feedstock costs to customers.
Volume decreased by 19.4 kmt or 7.6%, from 256.4 kmt (60.4 kmt in our Specialty Carbon Black segment and 196.0 kmt in our Rubber Carbon Black segment) in the third quarter of 2019 to 237.0 kmt (58.8 kmt in our Specialty carbon Black segment and 178.2 kmt in our Rubber Carbon Black segment) in the third quarter of 2020, with lower demand in both segments and in all regions, primarily driven by the global economic downturn, and rose 51.0% sequentially, as end markets partially recovered.
Volume decreased by 160.6 kmt, or 20.3%, from 789.7 kmt in the nine months ended September 30, 2019 to 629.1 kmt in the nine months ended September 30, 2020, with lower demand in both segments and in all regions, due to the effects of COVID-19 on the overall global economy.
Cost of sales and Gross profit
Cost of sales decreased by $68.6 million, or 25.3%, from $271.5 million in the third quarter of 2019 to $202.9 million in the third quarter of 2020, mainly as a result of lower volumes.
Cost of sales decreased by $235.8 million, or 27.6%, from $853.2 million in the nine months ended September 30, 2019 to $617.4 million in the nine months ended September 30, 2020, of which the 20.3% year over year volume decline drove $150.4 million of the decline and the balance of the decline primarily related to lower oil prices.
Gross profit decreased for reasons described above by $19.5 million, or 19.8% from $98.7 million ($41.4 million in our Specialty Carbon Black segment and $57.3 million in our Rubber Carbon Black segment) in the third quarter of 2019 to $79.2 million ($37.1 million in our Specialty Carbon Black segment and $42.1 million in our Rubber Carbon Black segment) in the third quarter of 2020.
Primarily as a result of declining economic activity in the second and third quarters of 2020, gross profit decreased by $97.4 million, or 32.4%, from $300.7 million in the nine months ended September 30, 2019 to $203.3 million in the nine months ended

September 30, 2020 for reasons described above.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $6.5 million, or 13.1%, from $49.6 million in the third quarter of 2019 to $43.2 million in the third quarter of 2020, driven primarily by lower freight costs due to reductions in volumes as a result of the effects of COVID-19 on the overall global economy and countermeasures implemented to reduce our costs.
Selling, general and administrative expenses decreased by $31.1 million, or 19.8%, from $157.3 million in the nine months ended September 30, 2019 to $126.2 million in the nine months ended September 30, 2020, driven primarily by lower freight costs due to decreased volumes as a result of the effects of COVID-19 on the overall global economy and cost reduction initiatives.
Research and development costs
R&D expenses increased by $2.6 million from $4.8 million in the third quarter of 2019 to $7.4 million in the third quarter of 2020 driven by the timing of expenditures for individual development of programs.
R&D expenses increased by $1.9 million, from $14.8 million in the nine months ended September 30, 2019 to $16.8 million in the nine months ended September 30, 2020 driven by the timing of expenditures for individual development of programs.
Other expenses, net
Other expenses, net, which comprises other operating income and other operating expenses, increased from $3.2 million in the third quarter of 2019 to $4.5 million in the third quarter of 2020 driven by the timing of expenditures in the third quarter of 2019.
Other expenses, net which comprises other operating income and other operating expenses, were $11.5 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively, and included in particular EPA-related expenses, COVID-19 related expenses and severance cost.
In the nine months ended September 30, 2020, other operating income amounted to $6.8 million and included, among other items, a gain related to the release of bonus accruals as well as a sales tax reimbursement of $2.5 million following a successful ruling in our favor and an other non-income tax expense related indemnification in an amount of $1.7 million. Other operating expenses in the nine months ended September 30, 2020 amounted to $18.3 million, comprised primarily of $5.1 million of EPA-related expenses, $3.5 million of COVID-19 related expenses, litigation and severance cost of $1.9 million and $1.8, respectively, and charges for bad debt allowances of $1.4 million.
In the nine months ended September 30, 2019, other operating income amounted to $1.6 million. Other operating expenses in the nine months ended September 30, 2019 amounted to $11.8 million, comprised primarily of $0.8 million consulting fees related to Company strategy, EPA-related expenses of $3.0 million as well as allowances and asset disposal expenses.
Restructuring expenses/(income), net
In the nine months ended September 30, 2019, restructuring expenses amounted to $3.8 million and related to follow-up expenses associated with the strategic repositioning of the Rubber business footprint. Those activities in the fiscal years 2016 to 2019 generated annualized savings of approximately $16 million per year on a consolidated basis since the end of fiscal year 2018 from the facility shutdown in Ambès, France, the facility consolidations in Seoul, South Korea, the related headcount reductions, and to a lesser extent, to operational efficiencies. These anticipated savings came essentially in full from our Rubber segment.
Income from operations
Income from operations decreased by $14.2 million from $38.4 million in the third quarter of 2019 to a loss from operations of $24.1 million in the third quarter of 2020, primarily driven by lower end market demand due to the global economic downturn.
Income from operations decreased by $65.7 million, or 57.4%, from $114.6 million in the nine months ended September 30, 2019 to $48.8 million in the nine months ended September 30, 2020. The decrease year over year in the nine months ended September 30, 2020 is primarily due to lower volumes related to the impact of COVID-19 during the third quarter of 2020.
Interest and other financial expense, net
Interest and other financial expense, net comprises interest and other financial income and interest and other financial expenses and increased by $4.3 million from $6.5 million in the third quarter of 2019 to $10.8 million in the third quarter of 2020, reflecting the impact of bolstering our cash position by drawing under our ancillary lines of credit and RCF.
Interest and other financial expense, net comprises interest and other financial income and interest and other financial expenses. Interest and other financial expense, net amounted to $28.7 million in the nine months ended September 30, 2020 compared to $20.5 million in the nine months ended September 30, 2019.

Interest and other financial expense, net in the nine months ended September 30, 2020 included, among other items, $11.0 million of interest expenses for our Term Loan Facilities, $1.5 million of amortization of capitalized transaction costs, $0.9 million of interest expenses on pension obligations and $12.4 million of net foreign currency revaluation related expenses.
Interest and other financial expense, net in the nine months ended September 30, 2019 amounted to $20.5 million and included, among other items, $11 million of interest expenses for our Term Loan Facilities, $1.6 million amortization of capitalized transaction costs, $0.9 million of interest expenses on pension obligations and $1.2 million of net foreign currency revaluation related expenses.
Reclassification of actuarial losses from AOCI
The actuarial losses associated with our pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $7.3 million in the nine months ended September 30, 2020.
Income from operations before income tax expense and equity in earnings of affiliated companies
Income from operations before income taxes and equity in earnings of affiliated companies decreased by $20.8 million from $31.9 million in the third quarter of 2019 to a loss from operations before income taxes of $11.1 million in the third quarter of 2020, due to the effects of COVID-19 on the overall global economy.
Income from operations before income tax expense and equity in earnings of affiliated companies decreased by $81.2 million, or 86.4%, from $94.0 million in the nine months ended September 30, 2019 to $12.8 million in the nine months ended September 30, 2020, due to the effects of COVID-19 on the overall global economy in the third quarter of 2020.
Income tax expense/(benefit)
Income taxes decreased by $5.5 million from $7.8 million in the third quarter of 2019 to tax income of $2.3 million in the third quarter of 2020, as a result of decreased income before taxes.
Income tax expense amounted to $4.0 million in the nine months ended September 30, 2020 compared to $26.5 million in the nine months ended September 30, 2019, as a result of decreased income before taxes.
In the nine months ended September 30, 2020, the impact of discrete tax items included discrete tax expense of $0.4 million, primarily due to tax return filings and other prior year adjustments and a deferred tax gain of $0.4 million due to revaluation of realizability of certain deferred tax assets. The discrete tax items compared to the low income from operations before taxes resulted in an effective tax rate of more than 30.2% for the nine months ended September 30, 2020. The estimated annual tax rate is 30.2% for 2020. For details regarding this deviation see Note M. Income Taxes to the unaudited condensed consolidated financial statements.
In the nine months ended September 30, 2019, the effective tax rate of 28.1% deviated from our estimated annual effective tax rate of 30.6% in particular due to a net discrete tax gain of $2.5 million. For details regarding this deviation see Note M. Income Taxes to the unaudited condensed consolidated financial statements.
Equity in earnings of affiliated companies, net of tax
Equity in earnings of affiliated companies represents the equity income from our German JV, which was comparable in the nine months ended September 30, 2020 and the nine months ended September 30, 2019.
Net income
Net income decreased by $15.3 million from $24.3 million in the third quarter of 2019 to $9.0 million in the third quarter of 2020, reflecting all the items described above.
Our net income in the nine months ended September 30, 2020 amounted to $9.2 million, a decrease of $58.7 million, reflecting all the factors described above.
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Contribution Margin decreased by $17.2 million, or 12.7%, from $135.4 million in the third quarter of 2019 to $118.2 million in the third quarter of 2020, primarily due to less volume, unfavorable mix and the effects of passing through lower feedstock costs, partially offset by base price increases. Contribution Margin per Metric Ton decreased by 5.6%, from $527.9 per Metric Ton for the third quarter of 2019 to $498.6 per Metric Ton in the third quarter of 2020.
Contribution Margin decreased by $90.7 million, or 21.9%, from $415.1 million in the nine months ended September 30, 2019 to $324.3 million in the nine months ended September 30, 2020, primarily due to less volume, unfavorable mix and the effects of passing through lower feedstock costs, partially offset by base price increases. Contribution Margin per Metric Ton decreased by 1.9%, from $525.6 per Metric Ton in the nine months ended September 30, 2019 to $515.6 per Metric Ton in the nine months ended September 30, 2020.

Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $13.1 million, or 19.2%, from $68.1 million in the third quarter of 2019 to $55.0 million in the third quarter of 2020, primarily due to lower volume and less favorable mix, partially offset by base price increases primarily in the Rubber segment.
Adjusted EBITDA decreased by $70.1 million, or 34.3%, from $204.1 million in the nine months ended September 30, 2019 to $134.1 million in the nine months ended September 30, 2020, mainly reflecting the COVID-19 impacts of the third quarter of 2020.
2019 Compared to 2018
The comparison of the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the nine months ended September 30, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Segment Discussion
Our business operations are divided into two operating segments: the Specialty Carbon Black segment and the Rubber Carbon Black segment. We use segment revenue, segment gross profit, segment volume, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin as measures of segment performance and profitability.
The table below presents our segment results derived from our audited consolidated financial statements for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, unless otherwise indicated)		(In millions, unless otherwise indicated)
Specialty Carbon Black
Net sales	$103.6	$122.8	$317.8	$393.7
Cost of sales	(66.5)	(81.5)	(216.7)	(266.5)
Gross profit	$37.1	$41.4	$101.1	$127.2
Volume (kmt)	58.8	60.4	166.6	194.2
Adjusted EBITDA	$26.5	$30.0	$71.0	$90.4
Adjusted EBITDA Margin (%)(1)	25.5	24.4	22.3	23.0

Rubber Carbon Black
Net sales	$178.4	$247.4	$502.9	$760.2
Cost of sales	(136.3)	(190.0)	(400.6)	(586.7)
Gross profit	$42.1	$57.3	$102.3	$173.5
Volume (kmt)	178.2	196.0	462.5	595.4
Adjusted EBITDA	$28.5	$38.1	$63.1	$113.8
Adjusted EBITDA Margin (%)(1)	16.0	15.4	12.5	15.0
(1) Defined as Adjusted EBITDA divided by net sales.
Specialty Carbon Black
2020 Compared to 2019
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales of the Specialty Carbon Black segment decreased by $19.2 million, or 15.6%, from $122.8 million in the third quarter of 2019 to $103.6 million in the third quarter of 2020, primarily due to the pass through of lower feedstock costs and lower volumes.
Specialty Carbon Black segment volumes decreased by 1.6 kmt, or 2.6%, from 60.4 kmt in the third quarter of 2019 to 58.8 kmt in the third quarter of 2020, primarily in North America and EMEA, and rose 18.8%, sequentially, as end markets partially recovered.
Gross profit of the Specialty Carbon Black segment decreased by $4.2 million, or 10.3%, from $41.4 million in the third quarter of 2019 to $37.1 million in the third quarter of 2020, as well as a result of lower volumes.

Adjusted EBITDA of the Specialty Carbon Black segment decreased by $3.5 million, or 11.6%, from $30.0 million in the third quarter of 2019 to $26.5 million in the third quarter of 2020, primarily due to lower volumes and overhead absorption, partially offset by foreign currency translation. Adjusted EBITDA margin increased 110 basis points to 25.5% in the third quarter of 2020 compared to 24.4% in the third quarter of 2019.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales of the Specialty Carbon Black segment decreased by $75.9 million, or 19.3%, from $393.7 million in the nine months ended September 30, 2019 to $317.8 million in the nine months ended September 30, 2020, primarily due to lower volumes and the effects of passing on lower feedstock costs to customers, partially offset by favorable product mix.
Specialty Carbon Black segment volumes decreased by 27.6 kmt, or 14.2%, from 194.2 kmt in the nine months ended September 30, 2019 to 166.6 kmt in the nine months ended September 30, 2020, primarily in North America and EMEA, and rose 14.4%, sequentially, as end markets partially recovered.
Gross profit of the Specialty Carbon Black segment decreased by $26.1 million, or 20.5%, from $127.2 million in the nine months ended September 30, 2019 to $101.1 million in the nine months ended September 30, 2020, mainly due to lower volumes, partially offset by favorable product mix and base price increases.
Adjusted EBITDA of the Specialty Carbon Black segment decreased by $19.4 million, or 21.4%, from $90.4 million in the nine months ended September 30, 2019 to $71.0 million in the nine months ended September 30, 2020, mainly driven by the decrease in gross profit.
2019 Compared to 2018
The comparison of the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the nine months ended September 30, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Rubber Carbon Black
2020 Compared to 2019
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales of the Rubber Carbon Black segment decreased by $69.0 million, or 27.9%, from $247.4 million in the third quarter of 2019 to $178.4 million in the third quarter of 2020, primarily driven by the pass through of lower feedstock costs to customers and, to a lesser extent, the broad-based volume slowdown across all regions and markets, partially offset by base price increases.
Rubber Carbon Black segment volumes decreased by 17.8, or 9.1%, from 196.0 kmt in the third quarter of 2019 to 178.2 kmt in the third quarter of 2020 primarily driven by the COVID-19 induced global economic downturn which impacted demand from tire customers. The year over year volume decline also partially reflected the impact of our commercial strategy during 2019 contract negotiations which emphasized raising price over volume. Volume rose 65.9% sequentially, reflecting partial end market recovery.
Gross profit of the Rubber Carbon Black segment decreased by $15.3 million, or 26.7%, from $57.3 million in the third quarter of 2019 to $42.1 million in the third quarter of 2020, driven by lower volumes and the impact of passing through lower feedstock costs, partially offset by base price increases.
Adjusted EBITDA of the Rubber Carbon Black segment decreased by $9.6 million, or 25.1%, from $38.1 million in the third quarter of 2019 to $28.5 million in the third quarter of 2020, primarily driven by lower volume, the impact of passing through lower feedstock costs and unfavorable mix, partially offset by price increases.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales of the Rubber Carbon Black segment decreased by $257.3 million, or 33.8%, from $760.2 million in the nine months ended September 30, 2019 to $502.9 million in the nine months ended September 30, 2020, primarily due to lower volumes and, to a lesser extent, the pass through of lower feedstock costs to customers, somewhat offset by base price increases.
Rubber Carbon Black segment volumes decreased by 133.0 kmt, or 22.3%, from 595.4 kmt in the nine months ended September 30, 2019 to 462.5 kmt in the nine months ended September 30, 2020, primarily reflecting the impact on demand of the COVID-19 induced global economic downturn. Lower volumes also reflected the impact of a deliberate Rubber commercial strategy as part of 2019 contract negotiations to emphasize raising price over volume.
Gross profit of the Rubber Carbon Black segment decreased by $71.3 million, or 41.1%, from $173.5 million in the nine months ended September 30, 2019 to $102.3 million in the nine months ended September 30, 2020, primarily as a result of lower sales volumes.

Adjusted EBITDA of the Rubber Carbon Black segment decreased by $50.7 million, or 44.6%, from $113.8 million in the nine months ended September 30, 2019 to $63.1 million in the nine months ended September 30, 2020, reflecting the development of gross profit partially offset by lower freight costs.
2019 Compared to 2018
The comparison of the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 can be found in our quarterly report filed as Exhibit to Form 6-K for the nine months ended September 30, 2019 located within “Part I, Item 2. Management’s Discussions and Analysis — Operating Results”, which is incorporated by reference herein.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited consolidated financial statements for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net cash provided by operating activities	$1.7	$68.5	$92.4	$142.7
Net cash used in investing activities	$(30.9)	$(34.5)	$(120.3)	$(95.3)
Net cash provided by/(used in) financing activities	$(20.9)	$(29.5)	$60.9	$(46.3)

Cash, cash equivalents and restricted cash at the end of the period	$100.4	$60.3	$100.4	$60.3
Less restricted cash at the end of the period	2.9	4.4	2.9	4.4
Cash and cash equivalents at the end of the period	$97.5	$56.0	$97.5	$56.0
2020
Net cash provided by operating activities for the third quarter 2020 amounted to $1.7 million and consisted primarily of a consolidated profit for the period of $9.0 million, adjustments primarily for depreciation of $24.0 million and cash outflows from changes in Net Working Capital of $27.7 million.
Net cash used in investing activities for the third quarter 2020 amounted to $30.9 million. This line item includes capital expenditures mainly related to preservation and overhaul projects and expenditures associated with our efforts to meet the EPA requirements in the United States of $9.0 million.
Net cash used in financing activities for the third quarter 2020 amounted to $20.9 million, of which $18.8 million, net, was used for repayments of current borrowings and $2.1 million was used for regular debt repayment.
Net cash provided by operating activities in the nine months ended September 30, 2020 amounted to $92.4 million and consisted of a consolidated profit for the period of $9.2 million, adjustments primarily for depreciation of $69.7 million and cash inflows from changes in operating assets and liabilities of $16.2 million, primarily related to changes in Net Working Capital.
Net cash used in investing activities in the nine months ended September 30, 2020 amounted to $120.3 million comprised o$75.8 million capital expenditure for maintenance and overhaul projects and expenditures associated as well as $44.5 million environmental improvements of our U.S. based facilities to address the EPA requirements.
Net cash provided by financing activities in the nine months ended September 30, 2020 amounted to $60.9 million. Cash inflows during the nine months of $80.2 million were related to a combination of net drawings under local bank loan facilities and the Company’s revolver to bolster the liquidity of the Company in light of the current COVID-19 uncertainties while cash outflows were used for regular debt repayment of $6.1 million and a $12.0 million dividend payment in the first quarter of 2020 as well as $1.2 million tax payments for equity settled stock compensation plans .
2019

Net cash provided by operating activities for the third quarter 2019 amounted to $68.5 million and consisted primarily of a consolidated profit for the period of $24.3 million, adjustments primarily for depreciation of $22.0 million million and cash inflows from changes in operating assets and liabilities of $12.8 million.

Net cash used in investing activities for the third quarter 2019 amounted to $34.5 million. It comprises capital expenditure projects mainly related to preservation and overhaul projects as well as expenditures associated with our efforts to meet the EPA requirements in the U.S.

Net cash used in financing activities for the third quarter 2019 amounted to $29.5 million. $25.2 million was used for repayments of current borrowing as well as $2.0 million regular debt repayment. In addition, $12.0 million was used for dividend payments. Cash inflow of $9.7 million are related to local short term financing facilities.

Net cash provided by operating activities for the nine months ended September 30, 2019 amounted to $142.7 million and consisted primarily of a consolidated profit for the period of $68.0 million, adjustments primarily for depreciation of $71.5 million and cash outflows from changes in operating assets and liabilities of 15.0 million.

Net cash used in investing activities for the nine months ended September 30, 2019 amounted to 95.3 million. It comprises capital expenditure projects mainly related to preservation and overhaul projects as well as expenditures associated with our efforts to meet the EPA requirements in the U.S.

Net cash used in financing activities for the nine months ended September 30, 2019 amounted to $46.3 million. $36.0 million was used for dividend payments and as well as $6.0 million regular debt repayment. In addition, Our local short term financing activities for nine months ended September 30, 2019 are shown gross as cash inflow of $88.4 million and cash outflow of $84.5 million.
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements, and (ii) from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured RCF, and related ancillary facilities, various uncommitted local credit lines and, from time to time, term loan borrowings.
Our RCF allows the conversion of revolver capacity to ancillary line capacity. Because ancillary lines are bilateral agreements directly with individual bank group participants, borrowings under such lines reduce overall RCF availability but do not count towards the 35% RCF utilization test governing our financial covenant. As of September 30, 2020, the Company had converted 68% of its RCF into ancillary capacity, resulting in an ability to borrow the full amount of commitments under the RCF at any net leverage level.

We expect cash on hand and cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations and fund capital expenditures for the foreseeable future.
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

	September 30, 2020	December 31, 2019
	(In millions)
Inventories	$125.3	$164.8
Trade receivables	215.4	212.6
Trade payables	(105.6)	(156.3)
Net working capital	$235.1	$221.1
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
Our Net Working Capital increased from $221.1 million as of December 31, 2019 to $235.1 million as of September 30, 2020, primarily due to lower volumes and oil prices.

Capital Expenditures (Non-GAAP Financial Measure)
We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the consolidated financial statements.
Our Capital Expenditures amounted to $95.3 million in the nine months ended September 30, 2019 and $120.3 million in the nine months ended September 30, 2020. We plan to finance our Capital Expenditures with cash generated by our operating activities. With the exception of required expenditures in association with our settlement with the EPA we currently do not have any material obligatory commitments to make Capital Expenditures outside the ordinary course of our business. See “Note N. Commitments and Contingencies” for further details regarding the EPA settlement.
Capital Expenditures in the nine months ended September 30, 2020 amounted to $120.3 million and were mainly comprised of maintenance and overhaul projects including $44.5 million expenditures associated with our efforts to commence environmental investments required to address the EPA requirements in the United States.
Capital Expenditures in the nine months ended September 30, 2019 amounted to $95.3 million and were mainly comprised of preservation and overhaul projects and $28.2 million in expenditures related to investments required to address the EPA requirements in the United States.
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2020:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	In million
Long-term debt obligations(1)	$143.5	$51.5	$641.1	$—	$836.1
Revolving credit facility(2)	74.6	—	—	—	74.6
Local credit lines(3)	42.1	—	—	—	42.1
Term loan(4)	8.1	16.1	613.7	—	637.9
Interest expense on long-term debt(5)	18.8	35.3	27.4	—	81.6
Purchase commitments(6)	108.8	77.5	—	—	186.4
Lease obligations (7)	11.5	21.3	18.5	40.9	92.3
Total contractual obligations(8)	$263.9	$150.3	$659.7	$40.9	$1,114.8
(1)Sets forth obligations to repay principal and interest under our long-term debt obligations.
(2)Represents the obligation under the RCF. As of September 30, 2020, total drawing was $74.6 million either through our RCF or related ancillary facilities. The RCF can be drawn up to a total amount of €250.0 million (USD equivalent: $292.7 million).
(3)Currently in Korea and Brazil.
(4)Represents the Term Loans and includes the outstanding principal amounts of $278.6 million (U.S. Dollar term loan) and $373.6 million (EUR term loan) which has been translated at an exchange rate at the reporting date of $1.1708 per €1.00. The borrowing costs on the principal of the Euro-denominated Term Loan have been translated applying the same exchange rate.
(5)Represents interest expenses related to indebtedness from our Term Loans, assuming future interest based on a forward rate assumption.
(6)Represents purchase commitments under long-term supply agreements for the supply of raw materials, mainly oil and gas.
(7)Represents current leases, for forward-starting leases see “Note C. Leases.”
(8)This amount does not reflect the Company’s obligations under its existing pension arrangements, which as of September 30, 2020 amounted to $74.6 million (non-current) and $0.9 million (current) (see “Note H. Employee Benefit Plans” with regard to pension provisions and post-retirement benefits included in the unaudited financial statements).
The level of performance bonds, guarantees and letters of credit required for carbon black oil purchasing could increase as a result of increasing oil prices or other factors. As of September 30, 2020, the Company had guarantees totaling $15.6 million issued by various financial institutions.
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
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended September 30, 2020 does not differ materially from that discussed under Item 7A of our 2019 Form 10-K.

Item 4. Controls and Procedures
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, the COVID-19 pandemic has adversely impacted our operations in a number of ways, including as a result of disruptions to our supply chain, disruptions and restrictions on the ability of many of our employees to work effectively because of illness, quarantines, government actions, facility closures and other restrictions, as well as temporary closures of certain of our facilities and those of certain of our customers and suppliers. If we experience operational or supply chain disruptions, or such disruptions are exacerbated or prolonged in the future, our business, results of operations and liquidity may be adversely impacted. In particular, the inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays in delivery to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we are able to find alternate sources for our supply needs, they may cost more, which could adversely impact our profitability and financial condition.

In addition, we have experienced significant and unpredictable reductions in the demand for our products as a result of the COVID-19 pandemic. Further economic uncertainty may cause additional delays, cancellation, or redirections of planned orders.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, as well as unemployment levels, resulting in a period of regional, national, and global economic recession that has curtailed or delayed spending by our customers’ customers, in particular in the automotive industry and increased the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase of our products due to decline in their demand and production, bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows.

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

Under Orion’s EPA CD, Orion will install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately six years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion will need to comply with over a number of years. While the construction at Orange has been completed according to schedule despite COVID-19 related impacts, the commenced construction work at the Ivanhoe facility has been subject to COVID-19-related delays, and as a result we have declared force majeure with respect to the EPA CD and requested an extension of the timeline for completion of installations. The EPA has not confirmed our extension request, at this time. We continue to provide the EPA regular updates. Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness to Ivanhoe. We expect the capital expenditures for installation of pollution control equipment in the remaining Orion facilities to decrease due to economies of scale and synergies from prior installations. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures of approximately $230 million to $270 million, subject to the results of further scope design and estimation efforts presently underway of which approximately $107 million has been spent to date. However, the actual total capital expenditures we might need to incur in order to fulfill the requirements of the EPA CD remain uncertain. In addition, the COVID-19-related delays may continue for an indefinite period and the EPA may ultimately reject our force majeure extension request. The EPA CD allows some flexibility for Orion to choose among different technology solutions for reducing emissions and the locations where these solutions are implemented. The solutions Orion ultimately chooses to implement at its facilities other than Ivanhoe (Louisiana), may differ in scope and operation from those it currently anticipates for any and all of its four facilities, and factors, such as timing, locations, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to significantly exceed current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Noncompliance with applicable emissions limits could lead to payments to the EPA or other penalties.
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

ORION ENGINEERED CARBONS S.A.

November 5, 2020	By	/s/ Lorin Crenshaw
Name: Lorin Crenshaw
Title: Chief Financial Officer