Form 10-Q
period 2021-03-31
Orion Engineered Carbons S.A.
filed 2021-05-06
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The registrant had 60,590,526 shares of common stock outstanding as of May 4, 2021.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Net sales	$360,077	$336,007
Cost of sales	257,557	245,815
Gross profit	102,520	90,193

Selling, general and administrative expenses	52,353	44,519
Research and development costs	4,760	4,956
Other expenses, net	2,554	3,175
Income from operations	42,853	37,543

Interest and other financial expense, net	9,959	9,610
Reclassification of actuarial losses from AOCI	1,228	2,398
Pre-tax income before equity in earnings of affiliated companies	31,666	25,534

Income tax expense	8,274	7,635
Equity in earnings of affiliated companies, net of tax	146	133
Net income	$23,538	$18,032

Weighted-average shares outstanding:
Basic	60,648	60,276
Diluted	60,812	61,391
Earnings/(loss) per share:
Basic	$0.39	$0.30
Diluted	$0.39	$0.29
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$23,538	$18,032
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5,095)	(24,071)
Unrealized net gains/(losses) on hedges of a net investment in a foreign operation	70	36
Unrealized net gains/(losses) on cash flow hedges	1,089	(656)
Gains on defined benefit plans	1,209	1,847
Other comprehensive loss	(2,728)	(22,844)
Comprehensive income/(loss)	$20,810	$(4,811)
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(In thousands, except share amounts)
Current assets
Cash and cash equivalents	$62,632	$64,869
Accounts receivable, net	257,697	234,796
Other current financial assets	2,978	3,630
Inventories, net	157,504	141,461
Income tax receivables	11,415	11,249
Prepaid expenses and other current assets	45,334	44,452
Total current assets	537,560	500,456
Property, plant and equipment, net	605,069	610,530
Right-of-use assets	92,794	85,639
Goodwill	80,721	84,480
Intangible assets, net	42,974	46,772
Investment in equity method affiliates	5,528	5,637
Deferred income tax assets	58,028	52,563
Other financial assets	699	761
Other assets	2,438	2,956
Total non-current assets	888,249	889,337
Total assets	$1,425,809	$1,389,793

Current liabilities
Accounts payable		$141,529	$131,250
Current portion of long term debt and other financial liabilities		107,843	82,618
Current portion of employee benefit plan obligation		948	1,118
Accrued liabilities		39,424	49,176
Income taxes payable		28,228	23,906
Other current liabilities		38,700	36,676
Total current liabilities		356,672	324,745
Long-term debt, net		637,127	655,826
Employee benefit plan obligation		79,930	83,310
Deferred income tax liabilities		44,619	38,770
Other liabilities		104,614	106,131
Total non-current liabilities		866,290	884,036
Commitments and contingencies	Note M
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,590,526 and 60,487,117 shares		85,323	85,323
Less 401,733 and 505,142 shares of common treasury stock, at cost		(7,345)	(8,515)
Additional paid-in capital		68,356	68,502
Retained earnings		107,945	84,407
Accumulated other comprehensive loss		(51,432)	(48,705)
Total stockholders' equity		202,846	181,013
Total liabilities and stockholders' equity		$1,425,809	$1,389,793
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$23,538	$18,032
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	25,627	23,845
Amortization of debt issuance costs	539	501
Share-based incentive compensation	1,060	(1,139)
Deferred tax (benefit)/provision	(2,068)	(1,865)
Foreign currency transactions	3,641	1,219
Reclassification of actuarial losses from AOCI	1,228	2,398
Other operating non-cash items	204	360
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	(30,535)	(31,097)
Inventories	(19,845)	(11,681)
Trade payables	11,383	4,391
Other provisions	(7,946)	(11,365)
Income tax liabilities	4,206	12,016
Other assets and liabilities	(9,226)	(711)
Net cash provided by operating activities	1,805	4,905
Cash flows from investing activities:
Acquisition of intangible assets and property, plant and equipment	(27,227)	(50,851)
Net cash used in investing activities	(27,227)	(50,851)
Cash flows from financing activities:
Repayments of long-term debt	(2,072)	(2,006)
Cash inflows related to current financial liabilities	35,465	109,813
Cash outflows related to current financial liabilities	(7,734)	—
Dividends paid to shareholders	—	(12,045)
Taxes paid for shares issued under net settlement feature	(36)	(1,202)
Net cash provided by financing activities	25,623	94,560
Increase/(decrease) in cash, cash equivalents and restricted cash	202	48,614
Cash, cash equivalents and restricted cash at the beginning of the period	67,865	68,231
Effect of exchange rate changes on cash	(2,572)	(6,630)
Cash, cash equivalents and restricted cash at the end of the period	65,495	110,215
Less restricted cash at the end of the period	2,863	2,675
Cash and cash equivalents at the end of the period	$62,632	$107,540

See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common stock
(In thousands, except per share amounts)	Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at January 1, 2021	60,487,117	$85,323	$(8,515)	$68,502	$84,407	$(48,705)	$181,013
Net income	—	—	—	—	23,538	—	23,538
Other comprehensive loss, net of tax	—	—	—	—	—	(2,728)	(2,728)
Share based compensation	—	—	—	1,024	—	—	1,024
Issuance of stock under equity compensation plans	103,409	—	1,170	(1,170)	—	—	—
Balance at March 31, 2021	60,590,526	$85,323	$(7,345)	$68,356	$107,945	$(51,432)	$202,846

			Common stock
	(In thousands, except per share amounts)		Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Balance at January 1, 2020		60,224,147	$85,032	$(8,515)	$65,562	$78,296	$(34,362)	$186,013
	Net income		—	—	—	—	18,032	—	18,032
	Other comprehensive loss, net of tax		—	—	—	—	—	(22,844)	(22,844)
Dividends paid -	$0.20	per share	—	—	—	—	(12,045)	—	(12,045)
	Share based compensation		—	—	—	(2,632)	—	—	(2,632)
	Issuance of stock under equity compensation plans		262,970	291	—	—	—	—	291
	Balance at March 31, 2020		60,487,117	$85,323	$(8,515)	$62,930	$84,283	$(57,206)	$166,815
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion Engineered Carbons S.A.’s unaudited condensed consolidated financial information includes Orion Engineered Carbons S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report in Form 10-K for the fiscal year ended December 31, 2020.
The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Summary of Significant Accounting Policies
Adoption of accounting standards
In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-01, Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this update clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We adopted this standard on January 1, 2021. The adoption of this standard did not materially impact our Consolidated Financial Statements.
Note B. Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), a new standard. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform. This guidance permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022.
The Company will adopt this guidance prospectively and will elect certain optional expedients through the end of the hedging relationship. This will enable the Company to update its assessments of effectiveness, probability, and hedged risk in order to continue hedge accounting for the designated hedges that reference a rate expected to be discontinued as a result of the reference rate reform without requiring de-designation of current hedging relationships. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and it will continue to evaluate the guidance to determine the timing and extent to which it will apply accounting relief provided by the guidance.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note C. Leases
The company’s right-of-use assets (“ROU”) assets and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
ROU Assets
Operating leases	$24,863	$25,321
Finance leases	67,931	60,318
Total	$92,794	$85,639

Lease Liabilities(1)
Operating leases
Current	$6,268	$7,215
Long-term	19,395	18,999
	25,664	26,214

Finance leases
Current	3,019	4,862
Long-term	65,346	55,526
	68,365	60,388
Total	$94,028	$86,603
(1) In the Consolidated Balance Sheets are reflected in Current and Other Liabilities

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note D. Inventories
Inventories, net of obsolete, unmarketable and slow-moving reserves are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Raw materials, consumables and supplies, net	$62,850	$57,011
Work in process	184	322
Finished goods, net	94,469	84,128
Total	$157,504	$141,461

Note E. Accounts Receivable
The company had the following accounts receivable as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Accounts receivable	$263,374	$240,590
Expected credit losses	(5,676)	(5,794)
Accounts receivable, net of expected credit losses	$257,697	$234,796

Note F. Debt and Other Obligations
The Company had the following debt arrangements in place as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Current
Term loan	$8,261	$8,479
Deferred debt issuance costs - term loan	(1,424)	(1,500)
Other short-term debt and obligations	101,006	75,640
Current portion of long term debt and other financial liabilities	107,843	82,618
Non-current
Term loan	640,289	659,502
Deferred debt issuance costs - term loan	(3,162)	(3,676)
Long-term debt, net	637,127	655,826
Total	$744,970	$738,444
Discussion related to Other short-term debt and obligations is as follows:
(a) Revolving credit facility
To fund operating activities and generally safeguard the Company’s liquidity, the Company has entered into a revolving credit facility (“RCF”) of €250 million ($293 million). As of March 31, 2021, the total commitment of $293 million is split between a $94 million RCF tranche and $199 million of bilateral ancillary facilities established directly with several banks under the RCF. As of March 31, 2021, and December 31, 2020, no RCF borrowings, as defined in the Credit Agreement, had been drawn. However, as of March 31, 2021 and December 31, 2020, $83.0 million and $70.3 million, respectively, of drawings under ancillary facilities reduced the overall amount available under the RCF to $210 million and $236.5 million, respectively.
(b) Local bank loans and other short-term borrowings
As of March 31, 2021, the Company had partially drawn its uncommitted local credit line in Korea by $4.4 million and in Brazil by $1.7 million (December 31, 2020: $4.6 million and $0.8 million, respectively).
Repurchase Agreement—On March 3, 2021 we entered in to a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 260 thousand EUA certificates for €10.04 million cash to a counterparty. The counterparty has

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates at December 22, 2021 for €10.06 million. The difference between the consideration received and the amount of consideration to be paid is recognized as interest expense. At March 31, 2021, the amount outstanding is $11.8 million. Due to the short maturity, the carrying value approximates the fair value.
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
All assets and liabilities for which fair value is measured or disclosed in the financial statements are categorized within the following fair value hierarchy based on the lowest level input that is significant to the fair value measurement as a whole:
•Level 1—Unadjusted quoted market prices in active markets for identical assets or liabilities that the entity can access at the measurement date.
•Level 2—Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices such as quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves), and market-corroborated inputs.
•Level 3—Unobservable inputs for the asset or liability.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period.
The following table shows the fair value measurement at March 31, 2021 and December 31, 2020. All measurements are based on observable inputs such as interest rates and are classified as Level 2 within the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2021	December 31, 2020
		(In thousands)
Receivables from hedges / derivatives		$4	$195
Prepaid expenses and other current assets	Level 2	4	195

Liabilities from derivatives		$15,044	$23,127
Other current liabilities	Level 2	2,838	296
Other liabilities (non-current)	Level 2	12,206	22,831

Term loan	Level 2	$648,550	$667,980
Local bank loans	Level 2	$101,006	$75,640
See Note L. Accounting for Derivative Instruments and Hedging Activities, included in our Annual Report in Form 10-K for the year ended December 31, 2020, for additional information relating to our derivatives instruments.
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
Net periodic defined benefit pension benefit costs include the following:

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Service cost	$321	$303
Interest cost	257	295
Amortization of actuarial loss	1,228	2,398
Net periodic pension cost	$1,806	$2,996
Service costs were recorded within income from operations under selling, general and administrative expenses, interest cost in interest and other financial expense, net.
The actuarial losses associated with the pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $1.2 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.
Note I. Restructuring Expenses
During 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Details of restructuring activities and the related reserves for this facility were as follows:

	Personnel expenses	Demolition and Removal costs	Ground remediation costs	Other	Total
	(In thousands)
Provision at January 1, 2021	$3,559	$229	$4,251	$—	$8,039
Charges	(322)	—	—	—	(322)
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(43)	—	—	—	(43)
Foreign currency translation adjustment	(153)	(10)	(189)	—	(352)
Provision at March 31, 2021	$3,041	$219	$4,062	$—	$7,321

Provision at January 1, 2020	$3,400	$561	$488	$317	$4,765
Charges	—	—	—	—	—
Cost charged against liabilities (assets)	—	—	—	—	—
Cash paid	(514)	(402)	(252)	(263)	(1,432)
Foreign currency translation adjustment	(81)	(11)	(14)	(6)	(113)
Provision at March 31, 2020	$2,805	$147	$221	$48	$3,221

Note J. Accumulated Other Comprehensive Income/(Loss)
Comprehensive income (loss) combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.
Changes in each component of Accumulated other comprehensive income (loss) (“AOCI”), net of tax, are as follows for the three months ended March 31, 2021 and 2020.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2021	$(26,543)	$(13,485)	$(8,676)	$(48,705)
Other comprehensive loss before reclassifications	(4,693)	803	—	(3,890)
Income tax effects before reclassifications	(402)	(276)	—	(679)
Amounts reclassified from AOCI	—	—	1,228	1,228
Income tax effects on reclassifications	—	—	(394)	(394)
Currency translation AOCI	—	632	375	1,007
Balance at March 31, 2021	$(31,638)	$(12,327)	$(7,467)	$(51,432)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2020	$(12,281)	$(10,891)	$(11,189)	$(34,362)
Other comprehensive income/(loss) before reclassifications	(22,735)	(1,241)	—	(23,976)
Income tax effects before reclassifications	(1,336)	426	—	(910)
Amounts reclassified from AOCI	—	—	2,398	2,398
Income tax effects on reclassifications	—	—	(776)	(776)
Currency translation AOCI	—	195	225	420
Balance at March 31, 2020	$(36,353)	$(11,511)	$(9,342)	$(57,206)
The amounts reclassified out of AOCI and into the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020 are as follows:

	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2021	2020
		(In thousands)
Amortization of actuarial losses	Reclassification of actuarial losses from AOCI	$1,228	$2,398
Total before tax		1,228	2,398
Tax impact		(394)	(776)
Total after tax		$834	$1,623
The amounts recorded in prior years in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial losses over the current year through profit and loss separately from income from operations and amounted to $1.2 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.
Note K. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to Orion by the weighted average number of common stock outstanding during the period. Diluted EPS equals net income attributable to Orion divided by the weighted average number of common stock outstanding during the period, adjusted for the dilutive effect of our stock–based and other equity compensation awards.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2021	2020
Net income for the period - attributable to ordinary equity holders of the parent (in thousands)	$23,538	$18,032
Weighted average number of ordinary shares (in thousands of shares)	60,648	60,276
Basic EPS	$0.39	$0.30
Dilutive effect of share based payments (in thousands of shares)	164	1,115
Weighted average number of diluted ordinary shares (in thousands of shares)	60,812	61,391
Diluted EPS	$0.39	$0.29

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
Income tax expense for the three months ended March 31, 2021 amounted to $8.3 million compared to $7.6 million for the three months ended March 31, 2020, reflecting the income during this current period.
Our effective income tax rate for the three months ended March 31, 2021, was 26.0%, compared with 29.8% for the corresponding period of 2020. The decrease in our effective tax rate was primarily attributable to the positive effects of discrete tax items from a deferred tax gain of $0.7 million due to the reassessment of recoverability of deferred tax assets in Brazil and the U.S.
Our effective income tax rate for the three months ended March 31, 2020 was 29.8%, compared with 33.4% for the corresponding period of 2019. The decrease in our effective tax rate was primarily attributable to the discrete tax gain of $0.7 million due to the refund of prior year taxes in connection with the land sale in South Korea during 2018, offset by the unfavorable deferred tax expense of $0.8 million due to the revaluation of the realizability of deferred tax assets and the earnings mix by geography and tax jurisdiction.
The effective income tax rate for the three months ended March 31, 2021 varied from the German overall tax rate of 32.0%, due to the Company’s reassessment of the recoverability of deferred tax assets and its projected earnings mix by geography and tax jurisdiction.
The effective income tax rate of 29.8% for the three months ended March 31, 2020 varied from the German overall tax rate of 32.0%, due to the Company’s reassessment of the recoverability of deferred tax assets and its projected earnings mix by geography and tax jurisdiction.
The effective income tax rate of 26.0% for the three months ended March 31, 2021 deviated from the estimated annual tax rate of 28.2% for 2021, due to the impact of discrete tax items.
The effective tax rate of 29.8% for the three months ended March 31, 2020 deviated from the estimated annual tax rate of 29.2% for 2020, due to the impact of discrete tax items.
Note M. Commitments and Contingencies
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
In 2013, Orion began discussions with the EPA and the U.S. Department of Justice about a potential settlement to resolve the NOVs received, which ultimately led to a consent decree executed between Orion Engineered Carbons LLC (for purpose of this note M. “Orion”) and the United States (on behalf of the EPA), as well as the Louisiana Department of Environmental Quality. The consent decree (the “EPA CD”) became effective on June 7, 2018. The EPA CD resolves and settles the EPA’s claims of noncompliance set forth in the NOVs and in a respective complaint filed in court against Orion by the United States immediately prior to the filing of the consent decree.
All five U.S. carbon black producers have settled with the U.S. government.

Under Orion’s EPA CD, Orion is installing certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion will need to comply with over a number of years. Orion has commenced the installation works for its Ivanhoe and Orange facilities. While the construction at Orange has been completed according to schedule despite COVID-19 related impacts, the construction at the Ivanhoe facility has been subject to COVID-19-related delays, and as a result we have declared force majeure with respect to the EPA CD and requested an extension of the timeline for completion of installations. The EPA has not confirmed our extension request but has deferred judgment on it at this time. In line with EPA’s respective request, Orion continues to provide regular updates to the EPA on the Ivanhoe installation works timeline and respective COVID-19 related impacts and mitigation measures.

Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness. We expect the capital expenditures for installation of pollution control equipment in the remaining Orion facilities to decrease due to economies of scale and synergies from prior installations. We also expect that the third and fourth plants will require significantly less costly pollution control equipment given the requirements of the EPA CD. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures in an approximate range between $230 million to $270 million of which approximately $133 million has been spent to date. To narrow this range, the Company is pursuing further scope design and estimation efforts. However, the actual total capital expenditures we might need to incur to fulfill the requirements of the EPA CD remain uncertain. The EPA CD allows some flexibility for Orion to choose among different technology solutions for reducing emissions and the locations where these solutions are implemented. The solutions Orion ultimately chooses to implement at its facilities other than Ivanhoe (Louisiana) and Orange (Texas), may differ in scope and operation from those it currently anticipates (including those discussed in the next paragraph) and, for any and all of its still affected three facilities, factors, such as timing, locations, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to exceed or be lower than current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Orion also agreed to and paid a civil penalty of $0.8 million and agreed to perform environmental mitigation projects totaling $0.6 million. Noncompliance with applicable emissions limits could lead to further penalty payments to the EPA.
As part of Orion’s compliance plan under the EPA CD, in April 2018 Orion signed a contract with Haldor Topsoe group to install its SNOXTM emissions control technology to remove SO2, NOx and dust particles from tail gases at Orion’s Ivanhoe, Louisiana Carbon Black production plant. The SNOXTM technology has not been used previously in the carbon black industry.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Orion’s Share Purchase Agreement with Evonik in connection with the acquisition of the carbon black business line from Evonik Industries AG, completed on July 29, 2011 (“Acquisition), provides for a partial indemnity from Evonik against various exposures, including, but not limited to, capital investments, fines and costs arising in connection with Clean Air Act violations that occurred prior to July 29, 2011. Except for certain less relevant allegations contained in the second NOV received for the Company’s facility in Orange (Texas) in March 2016, all of the other allegations made by the EPA with regard to all four of the Company’s U.S. facilities - as discussed above - relate to alleged violations before July 29, 2011. The indemnity provides for a recovery from Evonik of a share of the costs (including fines), expenses (including reasonable attorney’s fees, but excluding costs for maintenance and control in the ordinary course of business and any internal cost of monitoring the remedy), liabilities, damages and losses suffered and is subject to various contractual provisions including provisions set forth in the Share Purchase Agreement with Evonik, such as a de minimis clause, a basket, overall caps (which apply to all covered exposures and all covered environmental exposures, in the aggregate), damage mitigation and cooperation requirements, as well as a statute of limitations provision. Due to the cost-sharing and cap provisions in Evonik’s indemnity, the Company expects that substantial costs it has already incurred and will incur in this EPA enforcement initiative and the EPA CD likely will substantially exceed the scope of the indemnity. In addition, Evonik signaled that it is not honoring Orion’s claims under the indemnity. In June 2019, Orion initiated arbitration proceedings to enforce its rights against Evonik. Evonik in turn has submitted certain counterclaims related to a tax indemnity and cost reimbursement against Orion, which counterclaims we do not believe to be material. Although Orion believes that it is entitled to the indemnity and that its rights thereunder are enforceable, there is no assurance that the Company will be able to recover costs or expenditures incurred under the indemnity as it expects or at all.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of March 31, 2021, the Company had guarantees totaling $18.8 million issued by various financial institutions.
Note N. Financial Information by Segment
Segment information
We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. We manage our business in two operating segments, Rubber Carbon Black and Specialty Carbon Black.
•Rubber carbon black—Used in the reinforcement of rubber in tires and mechanical rubber goods.
•Specialties—Used as pigments and performance additives in coatings, polymers, printing and special applications.
The CEO, CFO and certain other senior management members, together, are the chief operating decision maker (“CODM”). Discrete financial information is available for each of the segments, and the CODM uses operating results of each operating segments for performance evaluation and resource allocation.
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define segment Adjusted EBITDA as Income from operations before depreciation and amortization, adjusted for acquisition related expenses, restructuring expenses, consulting fees related to Company strategy, share of profit or loss of joint venture and certain other items.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
The following table shows the percent of revenue recognized in each of the Company’s reportable segment:

	Three Months Ended March 31,
	2021	2020
Rubber	60%	64%
Specialty	40%	36%
Adjustment items are not allocated to the individual segments as they are managed on a group basis.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment reconciliation for the three months ended March 31, 2021 and 2020:

	Rubber	Specialties	Corporate	Total segments
	(In thousands)
2021
Net sales from external customers	$215,918	$144,159	$—	$360,077
Adjusted EBITDA	$31,171	$39,680	$—	$70,851
Corporate charges	—	—	(2,225)	(2,225)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(14,291)	(11,336)	—	(25,627)
Excluding equity in earnings of affiliated companies, net of tax	(146)	—	—	(146)
Interest and other financial expense, net			(9,959)	(9,959)
Reclassification of actuarial losses from AOCI			(1,228)	(1,228)
Pre-tax income before equity in earnings of affiliated companies				31,666

2020
Net sales from external customers	$216,228	$119,779	$—	$336,007
Adjusted EBITDA	$35,768	$28,076	$—	$63,844
Corporate charges	—	—	(2,323)	(2,323)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(15,293)	(8,552)	—	(23,845)
Excluding equity in earnings of affiliated companies, net of tax	(133)	—	—	(133)
Interest and other financial expense, net			(9,610)	(9,610)
Reclassification of actuarial losses from AOCI			(2,398)	(2,398)
Pre-tax income before equity in earnings of affiliated companies				25,534
The sales information noted above relates to external customers only. “Corporate” includes income and expense that cannot be directly allocated to the business segments or are managed on corporate level and includes finance income and expenses, taxes and items with less bearing on the underlying core business.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2021 and 2020 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) included elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States.
PRESENTATION OF CERTAIN FINANCIAL AND OTHER INFORMATION

Non-GAAP Financial Measures
In this report, we present certain financial measures that are not recognized by the accounting principles generally accepted in the United States (“GAAP”). The non-GAAP financial measures contained in this report are unaudited and have not been prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, see below.
The non-GAAP financial measures used in this report are Contribution Margin, Contribution Margin per Metric Ton (collectively, “Contribution Margins”), Adjusted EBITDA, Net Working Capital and Capital Expenditures. We define Contribution Margin as revenue less variable costs (such as raw materials, packaging, utilities and distribution costs). We define Contribution Margin per Metric Ton as Contribution Margin divided by volume measured in metric tons. We define Adjusted EBITDA as income from operations before depreciation and amortization, adjusted for acquisition related expenses, restructuring expenses, consulting fees related to Company strategy, share of profit or loss of joint venture and certain other items. Adjusted EBITDA is defined similarly in the Credit Agreement. Adjusted EBITDA is used by our management to evaluate our operating performance and make decisions regarding allocation of capital because it excludes the effects of items that have less bearing on the performance of our underlying core business. We define Net Working Capital as inventories plus current trade receivables minus trade payables. We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the Condensed Consolidated Financial Statements.
We also use Segment Adjusted EBITDA Margin, which we define as Adjusted EBITDA for the relevant segment divided by the revenue for that segment.
We use Adjusted EBITDA, Contribution Margins and Net Working Capital, as well as Adjusted EBITDA by segment and Segment Adjusted EBITDA Margin, as internal measures of performance to benchmark and compare performance among our own operations. We use these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of our business. We believe these measures are useful measures of financial performance in addition to consolidated net income for the period, income from operations and other profitability measures under GAAP because they facilitate operating performance comparisons from period to period and company to company and, with respect to Contribution Margin, eliminate volatility in feedstock prices. By eliminating potential differences in results of operations between periods or companies caused by factors such as depreciation and amortization methods, historic cost and age of assets, financing and capital structures and taxation positions or regimes, we believe Adjusted EBITDA provides a useful additional basis for comparing the current performance of the underlying operations being evaluated. For these reasons, we believe EBITDA-based measures are often used by the investment community as a means of comparison of companies in our industry. By deducting variable costs (such as raw materials, packaging, utilities and distribution costs) from revenue, we believe that Contribution Margins can provide a useful basis for comparing the current performance of the underlying operations being evaluated by indicating the portion of revenue that is not consumed by these variable costs and therefore contributes to the coverage of all costs and profits.
Different companies and analysts may calculate measures based on EBITDA, contribution margins and working capital differently, so making comparisons among companies on this basis should be done carefully. Adjusted EBITDA, Contribution Margins and Net Working Capital are not measures of performance under GAAP and should not be considered in isolation or construed as substitutes for revenue, consolidated net income for the period, income from operations, gross profit and other GAAP measures as an indicator of our operations in accordance with GAAP.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)

The following table reconciles Contribution Margin and Contribution Margin per Metric Ton to gross profit:

	Three Months Ended March 31,
	2021	2020
	(In millions, unless otherwise indicated)
Revenue	$360.1	$336.0
Variable costs(1)	(213.0)	(204.1)
Contribution margin	147.1	131.9
Freight	22.5	19.2
Fixed Costs(2)	(67.1)	(60.8)
Gross profit	$102.5	$90.2
Volume (in kmt)	254.1	235.1
Contribution margin per metric ton	$578.9	$560.8
Gross profit per metric ton	$403.5	$383.6
1.Includes costs such as raw materials, packaging, utilities and distribution.
2.Includes costs such as depreciation, amortization and impairment of intangible assets, right of use assets, and property, plant and equipment, personnel and other production related costs.
Adjusted EBITDA (Non-GAAP Financial Measure)
The following table presents a reconciliation of Adjusted EBITDA to consolidated net income for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income	$23.5	$18.0
Add back income tax expense	8.3	7.6
Add back equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)
Pre-tax income before equity in earnings of affiliated companies	31.7	25.5
Add back interest and other financial expense, net	10.0	9.6
Add back reclassification of actuarial losses from AOCI	1.2	2.4
Income from operations	42.9	37.5
Add back depreciation, amortization and impairment of intangible assets, right of use assets, and property, plant and equipment	25.6	23.8
EBITDA	68.5	61.4
Equity in earnings of affiliated companies, net of tax	0.1	0.1
Long term incentive plan	1.1	(1.1)
EPA-related expenses	1.7	2.6
Other adjustments	(0.6)	0.9
Adjusted EBITDA	$70.9	$63.8
Thereof Adjusted EBITDA Specialty Carbon Black	$39.7	$28.1
Thereof Adjusted EBITDA Rubber Carbon Black	$31.2	$35.8

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
For the three months ended March 31, 2021 compared to three months ended March 31, 2020
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

Statement of operations data	Three Months Ended March 31,
	2021	2020
	(In millions)
Net sales	$360.1	$336.0
Cost of sales	257.6	245.8
Gross profit	102.5	90.2
Selling, general and administrative expenses	52.4	44.5
Research and development costs	4.8	5.0
Other expenses, net	2.6	3.2
Income from operations	42.9	37.5
Interest and other financial expense, net	10.0	9.6
Reclassification of actuarial losses from AOCI	1.2	2.4
Pre-tax income before equity in earnings of affiliated companies	31.7	25.5
Income tax expense	8.3	7.6
Equity in earnings of affiliated companies, net of tax	0.1	0.1
Net income	$23.5	$18.0
Net sales
Net sales increased by $24.1 million, or 7.2%, from $336.0 million ($119.8 million in our Specialty Carbon Black segment and $216.2 million in our Rubber Carbon Black segment) in the first quarter of 2020 to $360.1 million ($144.2 million in our Specialty Carbon Black segment and $215.9 million in our Rubber Carbon Black segment) in the first quarter of 2021 driven primarily by higher sales volume, partially offset by unfavorable product mix.
Volume increased by 19.0 kmt or 8.1%, from 235.1 kmt (58.3 kmt in our Specialty Carbon Black segment and 176.8 kmt in our Rubber Carbon Black segment) in the first quarter of 2020 to 254.1 kmt (71.4 kmt in our Specialty carbon Black segment and 182.7 kmt in our Rubber Carbon Black segment) in the first quarter of 2021, with higher demand in both segments, primarily driven by the broader global economic recovery.
Cost of sales and Gross profit
Cost of sales increased by $11.7 million, or 4.8%, from $245.8 million in the first quarter of 2020 to $257.6 million in the first quarter of 2021, mainly as a result of higher volumes.
Gross profit increased for reasons described above by $12.3 million, or 13.7% from $90.2 million ($39.7 million in our Specialty Carbon Black segment and $50.5 million in our Rubber Carbon Black segment) in the first quarter of 2020 to $102.5 million ($53.4 million in our Specialty Carbon Black segment and $49.1 million in our Rubber Carbon Black segment) in the first quarter of 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $7.8 million, or 17.6%, from $44.5 million in the first quarter of 2020 to $52.4 million in the first quarter of 2021, driven primarily by higher freight costs due to increase in sales volumes and higher incentive compensation accruals.
Income from operations
Income from operations rose by $5.3 million, or 14.1%, to $42.9 million, primarily driven by higher sales volume, partially offset by higher selling, general and administrative costs.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reclassification of actuarial losses from AOCI
The actuarial losses associated with our pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably over the current year through profit and loss separately from income from operations and amounted to $1.2 million and $2.4 million in the three months ended March 31, 2021 and 2020, respectively.
Pre-tax income before equity in earnings of affiliated companies
Income from operations before income taxes and equity in earnings of affiliated companies increased by $6.1 million, primarily due to higher sales volume driven by the global economic recovery, partially offset by unfavorable product mix.
Net income
Net income increased by $5.5 million, reflecting all the items described above.
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Contribution Margin increased by $15.2 million, or 11.6%, to $147.1 million, year over year, primarily due to higher sales volume, partially offset by unfavorable product mix.
Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA increased by $7.0 million, or 11.0%, to $70.9 million, year over year, primarily due to higher volume.
Segment Discussion
Our business operations are divided into two operating segments: the Specialty Carbon Black segment and the Rubber Carbon Black segment. We use segment revenue, segment gross profit, segment volume, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin as measures of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(In millions, unless otherwise indicated)
Specialty Carbon Black
Net sales	$144.2	$119.8
Cost of sales	(90.8)	(80.0)
Gross profit	$53.4	$39.7
Volume (kmt)	71.4	58.3
Adjusted EBITDA	$39.7	$28.1
Adjusted EBITDA Margin (%)(1)	27.5	23.4

Rubber Carbon Black
Net sales	$215.9	$216.2
Cost of sales	(166.8)	(165.8)
Gross profit	$49.1	$50.5
Volume (kmt)	182.7	176.8
Adjusted EBITDA	$31.2	$35.8
Adjusted EBITDA Margin (%)(1)	14.4	16.5
(1) Defined as Adjusted EBITDA divided by Net sales.
Specialty Carbon Black
2021 Compared to 2020
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales of the Specialty Carbon Black segment increased by $24.4 million, or 20.4% to $144.2 million, year over year, primarily driven by a 22.4% volume increase, partially offset by unfavorable product mix. Volume gains were principally concentrated in the EMEA and Asia Pacific regions and reflected a broad-based demand increase across nearly all applications.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Specialty Carbon Black segment volumes increased by 13.0 kmt, or 22.4%, to 71.4 kmt, year over year, primarily in EMEA and Asia.
Gross profit of the Specialty Carbon Black segment increased by $13.7 million, or 34.4%, to $53.4 million, year over year, as a result of higher volumes.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $11.6 million, or 41.3% to $39.7 million, year over year, primarily due to higher volumes. Adjusted EBITDA margin rose 410 basis points to 27.5%year over year.
Rubber Carbon Black
2021 Compared to 2020
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales declined marginally by $0.3 million, or 0.1% to $215.9 million, year over year, primarily reflecting higher sales volume, partially offset by the pass through of lower feedstock costs.
Rubber Carbon Black segment volumes increased by 5.9 kmt, or 3.3%, to 182.7 kmt, year over year. reflecting the broader global economic recovery, particularly in the Asia Pacific region.
Gross profit of the Rubber Carbon Black segment decreased by $1.3 million, or 2.6% to $49.1 million, year over year, primarily due to higher feedstock costs, partially offset by higher volume.
Rubber Adjusted EBITDA declined by $4.6 million, or 12.9%, to $31.2 million, year over year, despite moderately higher volume, primarily due to higher selling, general and administrative expenses and one-time impacts related to Winter Storm Uri. Adjusted EBITDA margin declined 210 basis points to 14.4%, year over year.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net cash provided by operating activities	$1.8	$4.9
Net cash used in investing activities	(27.2)	(50.9)
Net cash provided by financing activities	25.6	94.6
2021
Net cash provided by operating activities during the three months ended March 31, 2021 was $1.8 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in working capital.
Net cash used in investing activities in the three months ended March 31, 2021 amounted to $27.2 million. These expenditures were comprised of a combination of safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities during the three months ended March 31, 2021 amounted to $25.6 million. Cash inflows during the three months of $27.7 million were primarily related to net drawings under our local bank loan facilities, and under our senior secured revolving credit facilities (“RCF”), partially offset by scheduled debt repayments of $2.1 million.
2020
Net cash provided by operating activities for the three months ended March 31, 2020 amounted to $4.9 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in the components of our working capital.

Net cash used in investing activities for the three months ended March 31, 2020 amounted to 50.9 million. These expenditures were comprised of a combination of safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Net cash provided by financing activities for the three months ended March 31, 2020 amounted to $94.6 million, primarily reflecting the company drawing under its revolver to bolster its cash position and enhance financial flexibility to successfully manage through the pandemic.
Sources of Liquidity
Our principal sources of liquidity are (i) cash on hand, (ii) net cash generated from operating activities, primarily driven by our operating results and changes in working capital requirements, and (iii) cash available through from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured RCF, and related ancillary facilities, various uncommitted local credit lines and, from time to time, term loan borrowings.

We expect cash on hand and cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations and fund capital expenditures for the foreseeable future.
As of March 31, 2021, the company had total liquidity of $310.3 million, including cash and equivalents of $62.6 million, $210.1 million under our revolving credit facility capacity, including ancillary lines, and $37.6 million of capacity under other available credit lines. Net debt was $686.9 million and net leverage was 3.32x.
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

	March 31, 2021	December 31, 2020
	(In millions)
Inventories	$157.5	$141.5
Trade receivables	257.7	234.8
Trade payables	(141.5)	(131.2)
Net working capital	$273.7	$245.0
Our Net Working Capital position can vary significantly from month to month, mainly due to fluctuations in oil prices and receipts of carbon black oil shipments. In general, increases in the cost of raw materials lead to an increase in our Net Working Capital requirements, as our inventories and trade receivables increase as a result of higher carbon black oil prices and related sales levels. These increases are partially offset by related increases in trade payables. Due to the quantity of carbon black oil that we typically keep in stock, such increases in Net Working Capital occur gradually over a period of two to three months. Conversely, decreases in the cost of raw materials lead to a decrease in our Net Working Capital requirements over the same period of time. Based on expected 2021 Net Working Capital requirements and normalized business activities, we estimate that a $10 per barrel movement in the Brent crude oil price correlates to a movement in our Net Working Capital of approximately $27 million to $30 million within about a two to three-month period.
Our Net Working Capital increased from $245.0 million as of December 31, 2020 to $273.7 million as of March 31, 2021. The components of working capital that used or provided cash were:
•Inventories—due to higher oil prices and increase in production to meet forecasted demand resulted in raw material and finished goods inventory increases; and
•Trade receivables—increase was driven by higher sales due to higher product demand.
Those increases were partially offset by:
•Accounts payable—higher production and higher oil prices resulted in increased accounts payable.
Capital Expenditures (Non-GAAP Financial Measure)
We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the unaudited Condensed Consolidated Financial Statements.
Our Capital Expenditures amounted to $50.9 million in the three months ended March 31, 2020 and $27.2 million in the three months ended March 31, 2021. We plan to finance our Capital Expenditures with cash generated by our operating activities. With the exception of required expenditures in association with our settlement with the EPA we currently do not have any material obligatory commitments to make Capital Expenditures outside the ordinary course of our business. For further discussion on EPA settlement, see “Note M. Commitments and Contingencies”.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Capital Expenditures during the three months ended March 31, 2021 amounted to $27.2 million is primarily associated with safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Capital Expenditures in the three months ended March 31, 2020 amounted to $50.9 million and were mainly comprised of preservation and overhaul projects and in expenditures related to investments required to address the EPA requirements in the United States.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended March 31, 2021 does not differ materially from that discussed under Item 7A of our 2020 Form 10-K.
Item 4. Controls and Procedures
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART II
Item 1. Legal Proceedings

We become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as employment related claims and asbestos litigation, against some of which we have limited indemnification from Evonik under the agreements relating to the Acquisition. Some matters involve claims for large amounts of damages as well as other relief. With respect to our settlement of the EPA’s enforcement initiative and the arbitration proceedings with Evonik see “Item 1. Business—Environmental, Health and Safety Matters—Environmental—Environmental Proceedings.” and “Item 1A. Risk Factors—Legal and Regulatory Matter—Litigation or legal proceedings could expose us to significant liabilities and thus adversely affect our business, financial condition, results of operations and cash flows.” as well as “Item 1A. Risk Factors—Legal and Regulatory Matter—We may not be able to protect our intellectual property rights successfully” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by reference. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these matters or their effect on the Company.
Item 1A. Risk Factors
There have been no material changes to risk factors associated with our business in “Item A. Risk Factors in our Annual Report in Form 10-K for the year ended December 31, 2020
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

Orion Engineered Carbons S.A.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ENGINEERED CARBONS S.A.

May 6, 2021	By	/s/ Lorin Crenshaw
Name: Lorin Crenshaw
Title: Chief Financial Officer