Form 10-Q
period 2021-06-30
Orion Engineered Carbons S.A.
filed 2021-08-05
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The registrant had 60,633,302 shares of common stock outstanding as of August 3, 2021.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net sales	$400,976	$202,648	$761,053	$538,655
Cost of sales	290,899	168,704	548,456	414,518
Gross profit	110,077	33,944	212,597	124,137

Selling, general and administrative expenses	55,064	38,547	107,417	83,066
Research and development costs	5,942	4,449	10,702	9,405
Gain related to litigation settlement	(82,858)	—	(82,858)	—
Other (income) expenses, net	(547)	3,827	2,007	7,002
Income (loss) from operations	132,476	(12,879)	175,329	24,664

Interest and other financial expense, net	8,951	8,277	18,910	17,888
Reclassification of actuarial losses from AOCI	1,224	2,654	2,452	5,052
Pre-tax income (loss) before earnings in affiliated companies and income taxes	122,301	(23,810)	153,967	1,724

Income tax expense (benefit)	33,490	(5,879)	41,764	1,756
Equity in earnings of affiliated companies, net of tax	247	151	393	285
Net income (loss)	$89,058	$(17,780)	$112,596	$253

Weighted-average shares outstanding:
Basic	60,652	60,487	60,649	60,361
Diluted	60,743	61,263	60,721	61,307
Earnings (loss) per share:
Basic	$1.47	$(0.30)	$1.86	$—
Diluted	$1.47	$(0.29)	$1.85	$—
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$89,058	$(17,780)	$112,596	$253
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	7,717	630	2,622	(23,441)
Unrealized net gains (losses) on hedges of a net investment in a foreign operation	(20)	(31)	50	5
Unrealized net gains (losses) on cash flow hedges	575	(1,609)	1,663	(2,265)
Gains on defined benefit plans	717	1,595	1,926	3,442
Other comprehensive income (loss)	8,989	585	6,261	(22,259)
Comprehensive income (loss)	$98,047	$(17,195)	$118,857	$(22,006)
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Balance Sheets

		June 30, 2021	December 31, 2020
		(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents		$74,053	$64,869
Accounts receivable, net		303,164	234,796
Other current financial assets		3,067	3,630
Inventories, net		186,163	141,461
Income tax receivables		12,215	11,249
Prepaid expenses and other current assets		41,857	44,451
Total current assets		620,519	500,456
Property, plant and equipment, net		632,939	610,530
Right-of-use assets		92,913	85,639
Goodwill		81,815	84,480
Intangible assets, net		41,667	46,772
Investment in equity method affiliates		5,247	5,637
Deferred income tax assets		60,008	52,563
Other financial assets		741	761
Other assets		2,609	2,955
Total non-current assets		917,939	889,337
Total assets		$1,538,458	$1,389,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable		$151,702	$131,250
Current portion of long term debt and other financial liabilities		70,110	82,618
Current portion of employee benefit plan obligation		1,083	1,118
Accrued liabilities		43,130	49,176
Income taxes payable		57,110	23,906
Other current liabilities		41,628	36,677
Total current liabilities		364,763	324,745
Long-term debt, net		640,342	655,826
Employee benefit plan obligation		81,094	83,310
Deferred income tax liabilities		46,066	38,770
Other liabilities		104,083	106,129
Total non-current liabilities		871,585	884,035
Commitments and contingencies	Note M
Stockholders' Equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,590,526 and 60,487,117 shares		85,323	85,323
Less 401,733 and 505,142 shares of common treasury stock, at cost		(7,345)	(8,515)
Additional paid-in capital		69,572	68,502
Retained earnings		197,003	84,407
Accumulated other comprehensive loss		(42,443)	(48,704)
Total stockholders' equity		302,110	181,013
Total liabilities and stockholders' equity		$1,538,458	$1,389,793
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$112,596	$253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	50,800	45,722
Amortization of debt issuance costs	1,076	1,001
Share-based incentive compensation	2,276	60
Deferred tax (benefit) provision	(1,683)	(6,499)
Foreign currency transactions	(7,400)	231
Reclassification of actuarial losses from AOCI	2,452	5,052
Other operating non-cash items, net	(3,020)	908
Changes in operating assets and liabilities, net:
Trade receivables	(71,014)	59,471
Inventories	(46,188)	25,201
Trade payables	10,801	(45,742)
Other provisions	(1,277)	(7,532)
Income tax liabilities	32,456	8,624
Other assets and liabilities, net	3,192	3,865
Net cash provided by operating activities	85,067	90,615
Cash flows from investing activities:
Acquisition of intangible assets and property, plant and equipment	(58,308)	(89,401)
Net cash used in investing activities	(58,308)	(89,401)
Cash flows from financing activities:
Repayments of long-term debt	(4,157)	(4,022)
Cash inflows related to current financial liabilities	36,421	151,351
Cash outflows related to current financial liabilities	(48,780)	(52,359)
Dividends paid to shareholders	—	(12,045)
Taxes paid for shares issued under net settlement feature	(36)	(1,202)
Net cash provided by (used in) financing activities	(16,552)	81,723
Increase (decrease) in cash, cash equivalents and restricted cash	10,207	82,937
Cash, cash equivalents and restricted cash at the beginning of the period	67,865	68,231
Effect of exchange rate changes on cash	(1,117)	(5,060)
Cash, cash equivalents and restricted cash at the end of the period	76,955	146,108
Less restricted cash at the end of the period	2,902	2,734
Cash and cash equivalents at the end of the period	$74,053	$143,374
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common stock
(In thousands, except per share amounts)	Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at January 1, 2021	60,487,117	$85,323	$(8,515)	$68,502	$84,407	$(48,704)	$181,013
Net income	—	—	—	—	23,538	—	23,538
Other comprehensive loss, net of tax	—	—	—	—	—	(2,728)	(2,728)
Share based compensation	—	—	—	1,024	—	—	1,024
Issuance of stock under equity compensation plans	103,409	—	1,170	(1,170)	—	—	—
Balance at March 31, 2021	60,590,526	85,323	(7,345)	68,356	107,945	(51,432)	202,847
Net income	—	—	—	—	89,058	—	89,058
Other comprehensive income, net of tax	—	—	—	—	—	8,989	8,989
Share based compensation	—	—	—	1,216	—	—	1,216
Balance at June 30, 2021	60,590,526	$85,323	$(7,345)	$69,572	$197,003	$(42,443)	$302,110

			Common stock
	(In thousands, except per share amounts)		Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Balance at January 1, 2020		60,224,147	$85,032	$(8,515)	$65,562	$78,296	$(34,362)	$186,013
	Net income		—	—	—	—	18,033	—	18,033
	Other comprehensive loss, net of tax		—	—	—	—	—	(22,844)	(22,844)
Dividends paid -	$0.20	per share	—	—	—	—	(12,045)	—	(12,045)
	Share based compensation		—	—	—	(2,632)	—	—	(2,632)
	Issuance of stock under equity compensation plans		262,970	291	—	—	—	—	291
	Balance at March 31, 2020		60,487,117	85,323	(8,515)	62,930	84,284	(57,206)	166,816
	Net loss		—	—	—	—	(17,780)	—	(17,780)
	Other comprehensive income, net of tax		—	—	—	—	—	585	585
	Share based compensation		—	—	—	1,199	—	—	1,199
	Balance at June 30, 2020		60,487,117	$85,323	$(8,515)	$64,129	$66,504	$(56,621)	$150,820
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note C. Leases
The company’s right-of-use assets (“ROU”) assets and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
ROU Assets
Operating leases	$24,721	$25,321
Finance leases	68,192	60,318
Total	$92,913	$85,639

Lease Liabilities(1)
Operating leases
Current	$8,690	$7,215
Long-term	17,511	18,999
	26,201	26,214

Finance leases
Current	3,807	4,862
Long-term	64,518	55,526
	68,325	60,388
Total	$94,526	$86,602
(1) In the Consolidated Balance Sheets are reflected in Current and Other Liabilities

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note D. Inventories
Inventories, net of obsolete, unmarketable and slow-moving reserves are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Raw materials, consumables and supplies, net	$74,297	$57,011
Work in process	94	322
Finished goods, net	111,772	84,128
Total	$186,163	$141,461
Note E. Accounts Receivable
The company had the following accounts receivable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable	$305,749	$240,590
Expected credit losses	(2,585)	(5,794)
Accounts receivable, net of expected credit losses	$303,164	$234,796
Note F. Debt and Other Obligations
The Company had the following debt arrangements in place as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Current
Current portion of term loan	$8,319	$8,479
Deferred debt issuance costs - term loan	(1,434)	(1,501)
Other short-term debt and obligations	63,225	75,640
Current portion of long-term debt and other financial liabilities	70,110	82,618
Non-current
Term loan	643,186	659,502
Deferred debt issuance costs - term loan	(2,844)	(3,676)
Long-term debt, net	640,342	655,826
Total	$710,452	$738,444
Discussion related to Other short-term debt and obligations is as follows:
(a) Revolving credit facility
To fund operating activities and generally safeguard the Company’s liquidity, the Company has entered into a revolving credit facility (“RCF”) of €250 million ($297 million). As of June 30, 2021, the total commitment of $297 million is split between a $95 million RCF tranche and $202 million of bilateral ancillary facilities established directly with several banks under the RCF. As of June 30, 2021, and December 31, 2020, no RCF borrowings, as defined in the Credit Agreement, had been drawn. However, as of June 30, 2021 and December 31, 2020, $44.8 million and $70.3 million, respectively, of drawings under ancillary facilities reduced the overall amount available under the RCF to $252.3 million and $236.5 million, respectively.
(b) Local bank loans and other short-term borrowings
As of June 30, 2021, the Company had partially drawn its uncommitted local credit line in Korea by $4.4 million and in Brazil by $2.0 million (December 31, 2020: $4.6 million and $0.8 million), respectively.
Repurchase Agreement—On March 3, 2021 we entered in to a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 260 thousand EUA certificates for €10.04 million cash to a counterparty. The counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates at December 22, 2021

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
for €10.06 million. The difference between the consideration received and the amount of consideration to be paid is recognized as interest expense. At June 30, 2021, the amount outstanding was $12.0 million. Due to the short maturity, the carrying value approximates the fair value.
For additional information relating to our debt, see Note H. Debt and Other Obligations, included in our Annual Report in Form 10-K for the year ended December 31, 2020.
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
The following table shows the fair value measurement at June 30, 2021 and December 31, 2020. All measurements are based on observable inputs such as interest rates and are classified as Level 2 within the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2021	December 31, 2020
		(In thousands)
Receivables from hedges/derivatives		$—	$195
Prepaid expenses and other current assets	Level 2	—	195

Liabilities from derivatives		$14,687	$23,127
Other current liabilities	Level 2	704	296
Other liabilities (non-current)	Level 2	13,983	22,831

Term loan	Level 2	$647,810	$667,980
Local bank loans	Level 2	$63,225	$75,640
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Net periodic defined benefit pension benefit costs include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Service cost	$312	$266	$633	$569
Interest cost	263	283	520	578
Amortization of actuarial loss	1,224	2,654	2,452	5,052
Net periodic pension cost	$1,799	$3,203	$3,605	$6,199
Service costs were recorded within income from operations under selling, general and administrative expenses, interest cost in interest and other financial expense, net.
The amortization of actuarial losses, associated with the pension obligations recorded in prior years, in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably in the Condensed Consolidated Statements of Operations.
Note I. Restructuring Expenses
During 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Details of restructuring activities and the related reserves for this facility were as follows:

	Personnel Expenses	Demolition and Removal Costs	Ground Remediation Costs	Other	Total
	(In thousands)
Provision at January 1, 2021	$3,559	$229	$4,251	$—	$8,039
Charges	(322)	—	—	—	(322)
Cash paid	(43)	—	—	—	(43)
Foreign currency translation adjustment	(153)	(10)	(189)	—	(352)
Provision at March 31, 2021	3,041	219	4,062	—	7,322
Charges	(323)	—	1,043	—	720
Cash paid	(49)	(225)	—	—	(274)
Foreign currency translation adjustment	46	6	41	—	93
Provision at June 30, 2021	$2,715	$—	$5,146	$—	$7,861

	Personnel Expenses	Demolition and Removal Costs	Ground Remediation Costs	Other	Total
	(In thousands)
Provision at January 1, 2020	$3,400	$561	$488	$317	$4,766
Cash paid	(514)	(402)	(252)	(263)	(1,431)
Foreign currency translation adjustment	(81)	(11)	(14)	(6)	(112)
Provision at March 31, 2020	$2,805	$148	$222	$48	$3,223
Cash paid	(486)	(74)	(148)	—	(708)
Foreign currency translation adjustment	53	2	2	1	58
Provision at June 30, 2020	$2,372	$76	$76	$49	$2,573
Note J. Accumulated Other Comprehensive Income/(Loss)
Comprehensive income (loss) combines net income (loss) and other comprehensive income items, which are reported as components of stockholders’ equity in the accompanying Consolidated Balance Sheets.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Changes in each component of Accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the three and six months ended June 30, 2021 and 2020 are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2021	$(26,543)	$(13,485)	$(8,676)	$(48,704)
Other comprehensive loss before reclassifications	(4,693)	803	—	(3,890)
Income tax effects before reclassifications	(402)	(277)	—	(679)
Amounts reclassified from AOCI	—	—	1,228	1,228
Income tax effects on reclassifications	—	—	(394)	(394)
Currency translation AOCI	—	632	375	1,007
Balance at March 31, 2021	(31,638)	(12,327)	(7,467)	(51,432)
Other comprehensive income before reclassifications	7,195	1,057	—	8,252
Income tax effects before reclassifications	522	(347)	—	175
Amounts reclassified from AOCI	—	—	1,224	1,224
Income tax effects on reclassifications	—	—	(398)	(398)
Currency translation AOCI	—	(155)	(109)	(264)
Balance at June 30, 2021	$(23,921)	$(11,772)	$(6,750)	$(42,443)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2020	$(12,282)	$(10,891)	$(11,189)	$(34,362)
Other comprehensive loss before reclassifications	(22,735)	(1,241)	—	(23,976)
Income tax effects before reclassifications	(1,336)	426	—	(910)
Amounts reclassified from AOCI	—	—	2,398	2,398
Income tax effects on reclassifications	—	—	(776)	(776)
Currency translation AOCI	—	195	225	420
Balance at March 31, 2020	(36,353)	(11,511)	(9,342)	(57,206)
Other comprehensive income (loss) before reclassifications	799	(2,224)	—	(1,425)
Income tax effects before reclassifications	(169)	708	—	539
Amounts reclassified from AOCI	—	—	2,654	2,654
Income tax effects on reclassifications	—	—	(904)	(904)
Currency translation AOCI	—	(124)	(155)	(279)
Balance at June 30, 2020	$(35,723)	$(13,151)	$(7,747)	$(56,621)
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net income (loss) for the period - attributable to ordinary equity holders of the parent	$89,058	$(17,780)	$112,596	$253
Weighted average number of ordinary shares	60,652	60,487	60,649	60,361
Basic EPS	$1.47	$(0.30)	$1.86	$—
Dilutive effect of share based payments	91	776	72	946
Weighted average number of diluted ordinary shares	60,743	61,263	60,721	61,307
Diluted EPS	$1.47	$(0.29)	$1.85	$—
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
Income tax expense for the six months ended June 30, 2021 amounted to $41.8 million compared to $1.8 million for the six months ended June 30, 2020.
Income tax expense for the three months ended June 30, 2021 amounted to $33.5 million compared to income tax benefit of $5.9 million for the three months ended June 30, 2020.
For the three and six months ended June 30, 2021 and 2020, our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective income tax rates	27.3%	24.8%	27.1%	87.4%
The decrease in our effective tax rate for the six months ended June 30, 2021 was primarily attributable to the impact of a discrete deferred tax gain of $1.4 million on the revaluation of realizability of certain deferred tax assets compared with an discrete deferred tax expense of $1.2 million within the six months ended June 30, 2020 in relation to the lower pre-tax income 2020.
The increase in our effective tax rate for the three months ended June 30, 2021 was primarily attributable to the impact of a discrete deferred tax gain of $0.7 million due to the reassessment of the recoverability of deferred tax assets compared with an discrete deferred tax expense of $1.0 million within the three months ended June 30, 2020 in relation to the negative pre-tax income.
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness. We expect the capital expenditures for installation of pollution control equipment in the remaining Orion facilities to decrease due to economies of scale and synergies from prior installations. We also expect that the third and fourth plants will require significantly less costly pollution control equipment given the requirements of the EPA CD. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures in an approximate range between $270 million to $290 million of which approximately $155 million has been spent to date. To narrow this range, the Company is pursuing further scope design and estimation efforts. However, the actual total capital expenditures we might need to incur to fulfill the requirements of the EPA CD remain uncertain. The EPA CD allows some flexibility for Orion to choose among different technology solutions for reducing emissions and the locations where these solutions are implemented. The solutions Orion ultimately chooses to implement at its facilities other than Ivanhoe (Louisiana) and Orange (Texas), may differ in scope and operation from those it currently anticipates (including those discussed in the next paragraph) and, for any and all of its still affected three facilities, factors, such as timing, locations, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to exceed or be lower than current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Orion also agreed to and paid a civil penalty of $0.8 million and agreed to perform environmental mitigation projects totaling $0.6 million. Noncompliance with applicable emissions limits could lead to further penalty payments to the EPA.
As part of Orion’s compliance plan under the EPA CD, in April 2018 Orion signed a contract with Haldor Topsoe group to install its SNOXTM emissions control technology to remove SO2, NOx and dust particles from tail gases at Orion’s Ivanhoe, Louisiana Carbon Black production plant. The SNOXTM technology has not been used previously in the carbon black industry.
Orion’s Share Purchase Agreement with Evonik in connection with the acquisition of the carbon black business line from Evonik Industries AG, completed on July 29, 2011 (“Acquisition), provided for a partial indemnity from Evonik against various exposures, including, but not limited to, capital investments, fines and costs arising in connection with Clean Air Act violations that occurred prior to July 29, 2011. Except for certain less relevant allegations contained in the second NOV received for the Company’s facility in Orange (Texas) in March 2016, all of the other allegations made by the EPA with regard to all four of the Company’s U.S. facilities - as discussed above - relate to alleged violations before July 29, 2011. The indemnity provided for a recovery from Evonik of a share of the costs (including fines), expenses (including reasonable attorney’s fees, but excluding costs for maintenance and control in the ordinary course of business and any internal cost of monitoring the remedy), liabilities, damages and losses suffered and was subject to various contractual provisions including provisions set forth in the Share Purchase Agreement with Evonik, such as a de minimis clause, a basket, overall caps (which apply to all covered exposures and all covered environmental exposures, in the aggregate), damage mitigation and cooperation requirements, as well as a statute of limitations provision. In June 2021, Orion and Evonik agreed to settle their disputes. Evonik made a one-time cash payment €66.55 million ($79.5 million) to Orion which resolved all pending claims and counterclaims of $3.4 million. In the Condensed Consolidated Financial Statements, we recorded a gain aggregating $82.9 million.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of June 30, 2021, the Company had guarantees totaling $16.9 million issued by various financial institutions.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
The following table shows the percent of revenue recognized in each of the Company’s reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rubber	61%	53%	61%	60%
Specialty	39%	47%	39%	40%
Adjustment items are not allocated to the individual segments as they are managed on a group basis.
Segment reconciliation for the three months ended June 30, 2021 and 2020:

	Rubber	Specialties	Corporate	Total Segments
	(In thousands)
2021
Net sales from external customers	$244,733	$156,243	$—	$400,976
Adjusted EBITDA	$39,459	$39,356	$—	$78,815
Corporate charges	—	—	(3,777)	(3,777)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(14,102)	(11,071)	—	(25,173)
Gain related to litigation settlement	—	—	82,858	82,858
Excluding equity in earnings of affiliated companies, net of tax	(247)	—	—	(247)
Interest and other financial expense, net			(8,951)	(8,951)
Reclassification of actuarial losses from AOCI			(1,224)	(1,224)
Pre-tax income before earnings in affiliated companies and income taxes				$122,301

2020
Net sales from external customers	$108,261	$94,387	$—	$202,648
Adjusted EBITDA	$(1,233)	$16,470	$—	$15,237
Corporate charges	—	—	(6,089)	(6,089)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(12,261)	(9,616)	—	(21,877)
Gain related to litigation settlement	—	—	—	—
Excluding equity in earnings of affiliated companies, net of tax	(151)	—	—	(151)
Interest and other financial expense, net			(8,277)	(8,277)
Reclassification of actuarial losses from AOCI			(2,654)	(2,654)
Pre-tax loss before earnings in affiliated companies and income taxes				$(23,810)

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment reconciliation for the six months ended June 30, 2021 and 2020:

	Rubber	Specialties	Corporate	Total Segments
	(In thousands)
2021
Net sales from external customers	$460,651	$300,402	$—	$761,053
Adjusted EBITDA	$70,630	$79,036	$—	$149,666
Corporate charges	—	—	(6,002)	(6,002)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(28,393)	(22,407)	—	(50,800)
Gain related to litigation settlement			82,858	82,858
Excluding equity in earnings of affiliated companies, net of tax	(393)	—	—	(393)
Interest and other financial expense, net			(18,910)	(18,910)
Reclassification of actuarial losses from AOCI			(2,452)	(2,452)
Pre-tax income before earnings in affiliated companies and income taxes				$153,967

2020
Net sales from external customers	$324,489	$214,166	$—	$538,655
Adjusted EBITDA	$34,535	$44,547	$—	$79,082
Corporate charges	—	—	(8,411)	(8,411)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(27,554)	(18,168)	—	(45,722)
Excluding equity in earnings of affiliated companies, net of tax	(285)	—	—	(285)
Interest and other financial expense, net			(17,888)	(17,888)
Reclassification of actuarial losses from AOCI			(5,052)	(5,052)
Pre-tax income before earnings in affiliated companies and income taxes				$1,724
The sales information noted above relates to external customers only. “Corporate” includes income and expense that cannot be directly allocated to the business segments or are managed on corporate level and includes finance income and expenses, taxes and items with less bearing on the underlying core business. In the Consolidated Statements of Operations, shipping and handling costs of $24.0 million and $11.6 million for the three months ended June 30, 2021 and 2020, respectively, and $46.5 million and $30.8 million for the six months ended June 30, 2021 and 2020, respectively, were reflected in Selling, general and administrative expenses.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2021 and 2020 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) included elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (‘GAAP”).
PRESENTATION OF CERTAIN FINANCIAL AND OTHER INFORMATION
Non-GAAP Financial Measures
In this report, we present certain financial measures that are not recognized by GAAP. The non-GAAP financial measures contained in this report are unaudited and have not been prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, see section Reconciliation of Non-GAAP Financial Measures below.
The non-GAAP financial measures used in this report are Contribution Margin, Contribution Margin per Metric Ton (collectively, “Contribution Margins”), Adjusted EBITDA, Net Working Capital and Capital Expenditures. We define Contribution Margin as revenue less variable costs (such as raw materials, packaging, utilities and distribution costs). We define Contribution Margin per Metric Ton as Contribution Margin divided by volume measured in metric tons. We define Adjusted EBITDA as income from operations before depreciation and amortization, restructuring expenses, consulting fees related to Company strategy, gain related to legal settlement, share of profit or loss of joint venture and certain other items. Adjusted EBITDA is defined similarly in the Credit Agreement. Adjusted EBITDA is used by our management to evaluate our operating performance and make decisions regarding allocation of capital because it excludes the effects of items that have less bearing on the performance of our underlying core business. We define Net Working Capital as inventories plus current trade receivables minus trade payables. We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the Condensed Consolidated Financial Statements.
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

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Reconciliation of Contribution Margin and Contribution Margin per Metric Ton to gross profit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, unless otherwise indicated)
Revenue	$401.0	$202.6	$761.1	$538.7
Variable costs	(247.4)	(128.3)	(460.4)	(332.5)
Contribution margin	153.6	74.3	300.7	206.2
Freight	24.0	11.6	46.5	30.8
Fixed costs	(67.5)	(52.0)	(134.6)	(112.9)
Gross profit	$110.1	$33.9	$212.6	$124.1
Volume (in kmt)	250.3	156.9	504.4	392.0
Contribution margin per metric ton	$613.9	$473.6	$596.2	$525.9
Gross profit per metric ton	$439.8	$216.3	$421.5	$316.6
Adjusted EBITDA (Non-GAAP Financial Measure)
Reconciliation of Adjusted EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net income (loss)	$89.1	$(17.8)	$112.6	$0.3
Add back income tax expense	33.4	(5.8)	41.8	1.7
Add back equity in earnings of affiliated companies, net of tax	(0.2)	(0.2)	(0.4)	(0.3)
Pre-tax income (loss) before earnings in affiliated companies and income taxes	122.3	(23.8)	154.0	1.7
Add back interest and other financial expense, net	9.0	8.2	18.8	17.9
Add back reclassification of actuarial losses from AOCI	1.2	2.7	2.5	5.1
Income (loss) from operations	132.5	(12.9)	175.3	24.7
Add back depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	25.1	21.9	50.8	45.7
EBITDA	157.6	9.0	226.1	70.4
Equity in earnings of affiliated companies, net of tax	0.2	0.2	0.4	0.3
Extraordinary expense items related to COVID-19	—	2.7	—	2.7
Evonik legal settlement:	—	—	—	—
Cash settlement	(79.5)	—	(79.5)	—
Release of legal reserve, net	(3.4)	—	(3.4)	—
Long term incentive plan	1.2	1.2	2.3	0.1
EPA-related expenses	0.5	1.0	2.2	3.6
Other adjustments (1)	2.2	1.1	1.6	2.0
Adjusted EBITDA	$78.8	$15.2	$149.7	$79.1
Adjusted EBITDA Specialty Carbon Black	$39.4	$16.5	$79.0	$44.5
Adjusted EBITDA Rubber Carbon Black	$39.5	$(1.2)	$70.6	$34.5

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
For the three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

Statement of Operations Data	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net sales	$401.0	$202.6	$761.1	$538.7
Cost of sales	290.9	168.7	548.5	414.6
Gross profit	110.1	33.9	212.6	124.1
Selling, general and administrative expenses	55.1	38.5	107.4	83.1
Research and development costs	5.9	4.4	10.7	9.4
Gain related to litigation settlement	(82.9)	0.0	(82.9)	0.0
Other expenses (income),net	(0.5)	3.9	2.1	6.9
Income (loss) from operations	132.5	(12.9)	175.3	24.7
Interest and other financial expense, net	9.0	8.2	18.8	17.9
Reclassification of actuarial losses from AOCI	1.2	2.7	2.5	5.1
Pre-tax income (loss) before earnings in affiliated companies and income taxes	122.3	(23.8)	154.0	1.7
Income tax expense (benefit)	33.4	(5.8)	41.8	1.7
Equity in earnings of affiliated companies, net of tax	0.2	0.2	0.4	0.3
Net income (loss)	$89.1	$(17.8)	$112.6	$0.3
Net sales,
Net sales increased by $198.4 million, or 97.9%, in the second quarter of 2021 to $401.0 million compared to the second quarter of 2020, driven primarily by higher sales volume, favorable product mix and the impact of passing through higher feedstock costs.
Volume increased by 93.4 kmt or 59.5%, in the second quarter of 2021 to 250.3 kmt compared to the second quarter of 2020, with higher demand in both segments, across all applications and geographies, primarily driven by a sharp global recovery from the COVID-19 induced economic downturn.
Net sales increased by $222.4 million, or 41.3%, in the six months ended June 30, 2021 to $761.1 million compared to the six months ended June 30, 2020, driven primarily by higher sales volume, favorable product mix and the impact of passing through higher feed stock costs.
Volume increased by 112.4 kmt, or 28.7%, to 504.4 kmt compared to the six months ended June 30, 2020, with higher demand in both segments, across all application and geographies, driven by a sharp global economic recovery from COVID-19 induced economic downturn.
Cost of sales
Cost of sales increased by $122.2 million, or 72.4%, to $290.9 million in the second quarter of 2021 compared to second quarter of 2020, mainly as a result of higher production and associated costs.
Cost of sales increased by $133.9 million, or 32.3%, to $548.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher production and associated costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $16.6 million, or 43.1%, to $55.1 million in the second quarter of 2021 compared to the six months ended June 30, 2020, driven primarily by higher freight costs due to increase in sales volumes and higher incentive compensation.
Selling, general and administrative expenses increased by $24.3 million, or 29.2%, to $107.4 million in the second quarter of 2021 compared to the six months ended June 30, 2020, driven primarily by higher freight costs due to increase in sales volumes and higher

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
incentive compensation.
Gain related to litigation settlement
During the second quarter of 2021, Evonik agreed to make a one-time cash payment of €66.55 million ($79.5 million) to settle dispute which originated from the acquisition of the carbon black business by Rhône Capital and Triton in 2011. The 2011 acquisition agreement provided for a partial indemnity from Evonik against various exposures, including capital investments, fines and costs arising in connection with U.S. Clean Air Act violations that occurred prior to the closing of the 2011 acquisition (i.e., under Evonik’s control). In addition, we released $3.4 million of legal reserves, net, related to this dispute.
Income (loss) from operations
Income from operations in the second quarter of 2021 increased to $132.5 million compared to the second quarter 2020 loss from operations of $12.9 million, an increase of $145.4 million. The increase was primarily driven by favorable operating leverage associated with substantially higher sales volume, favorable product mix and the Evonik legal settlement related gain, partially offset by higher selling, general and administrative costs.
Income from operations increased by $150.6 million to $175.3 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by favorable operating leverage associated with substantially higher sales volumes, the impact of passing-through higher feedstock costs and the Evonik legal settlement related gain, partially offset by higher selling and administrative costs.
Reclassification of actuarial losses from AOCI
The actuarial losses associated with our pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably in the Condensed Consolidated Statements of Operations.
Pre-tax income (loss) before earnings in affiliated companies and income taxes
Income from operations before income taxes and equity in earnings of affiliated companies in the second quarter of 2021 increased by $146.1 million, year over year, primarily driven by favorable operating leverage associated with substantially higher sales volumes, the impact of passing-through higher feedstock costs and the Evonik legal settlement related gain, partially offset by higher selling and administrative costs.
Income from operations before income tax expense and equity in earnings of affiliated companies increased by $152.3 million from $1.7 million in the six months ended June 30, 2020 to $154.0 million in the six months ended June 30, 2021, primarily driven by favorable operating leverage associated with substantially higher sales volumes, the impact of passing-through higher feedstock costs, and the Evonik legal settlement related gain, partially offset by higher selling and administrative costs, net.
Provision for income taxes
For the three months ended June 30, 2021, the Company recognized income before provision for income taxes of $122.3 million, compared to loss before provision for income taxes of $23.8 million in the three months ended June 30, 2020. The provision for income taxes was an expense of $33.4 million for the three months ended June 30, 2021 and a benefit of $5.8 million for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 was 27%, as compared to 25% for the three months ended June 30, 2020. The increase in our effective tax rate for the three-month period ended June 30, 2021 is primarily attributable to the reassessment of the recoverability of deferred tax assets and the projected earnings mix by geography and tax jurisdiction.
For the six months ended June 30, 2021 the Company recognized income before provision for income taxes of $154.0 million, compared to $1.7 million in the six months ended June 30, 2020. The provision for income taxes was $41.8 million for the six months ended June 30, 2021 and $1.7 million for the six months ended the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was 27%, as compared to 87% for the six months ended June 30, 2020. The decrease in our effective tax rate for the six-month period ended June 30, 2021 was primarily attributable to the impact of a discrete deferred tax gain of $1.4 million on the revaluation of realizability of certain deferred tax assets and the projected earnings mix by geography and tax jurisdiction.
Net income (loss)
Net income, in the second quarter of 2021, increased by $106.9 million, year over year, primarily due to higher sales volume driven by the global economic recovery, favorable product mix, the impact of passing-through higher feedstock costs and gain on legal settlement and release of tax reserve discussed above, partially offset by higher selling and administrative costs and income tax expense.
Our net income in the six months ended June 30, 2021 amounted to $112.6 million, an increase of $112.3 million, primarily due by favorable operating leverage associated with substantially higher sales volumes, the impact of passing-through higher feedstock costs, and the Evonik legal settlement related gain, partially offset by higher selling and administrative costs and income tax expense.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Contribution margin increased in the second quarter of 2021 by $79.3 million, or 106.7%, to $153.6 million, year over year, primarily due to favorable operating leverage associated with substantially higher sales volume.
Contribution Margin increased by $94.5 million, or 45.8%, to $300.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to favorable operating leverage associated with substantially higher sales volumes and the impact of passing-through higher feedstock costs.
Contribution margin per metric ton increased by 13.4%, to $596.2 per metric ton in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA increased in the second quarter of 2021 by $63.6 million, or 418.4%, to $78.8 million, year over year, primarily due to favorable operating leverage associated with substantially higher sales volume and favorable product mix.
Adjusted EBITDA increased by $70.6 million, or 89.3%, from $79.1 million in the six months ended June 30, 2020 to $149.7 million in the six months ended June 30, 2021, primarily due to favorable operating leverage associated with substantially higher sales volume and favorable product mix.
Segment Discussion
Our business operations are divided into two operating segments—the Specialty Carbon Black segment and the Rubber Carbon Black segment. We use segment revenue, segment gross profit, segment volume, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin as measures of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, unless otherwise indicated)
Specialty Carbon Black
Net sales	$156.3	$94.4	$300.4	$214.2
Cost of sales	(103.3)	(70.2)	(194.0)	(150.3)
Gross profit	$53.0	$24.2	$106.4	$63.9
Volume (kmt)	68.1	49.5	139.5	107.8
Adjusted EBITDA	$39.3	$16.5	$79.0	$44.5
Adjusted EBITDA Margin (%)	25.2	17.4	26.3	20.8

Rubber Carbon Black
Net sales	$244.7	$108.2	$460.7	$324.5
Cost of sales	(187.6)	(98.5)	(354.5)	(264.3)
Gross profit	$57.1	$9.7	$106.2	$60.2
Volume (kmt)	182.2	107.4	364.9	284.2
Adjusted EBITDA	$39.5	$(1.3)	$70.7	$34.6
Adjusted EBITDA Margin (%)	16.1	(1.1)	15.3	10.6
Specialty Carbon Black
2021 Compared to 2020
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales of the Specialty Carbon Black segment increased by $61.9 million, or 65.6% to $156.3 million, year over year, primarily driven by a 18.6 kmt, or 37.6%, to 68.1, volume increase, favorable product mix, and passing through higher feedstock costs. Volume gains across all regions reflected a broad-based demand increase across all applications reflecting a sharp global recovery from the COVID-19 induced economic downturn.
Gross profit of the Specialty Carbon Black segment increased by $28.8 million, or 119.0%, to $53.0 million, year over year, as a result of higher volumes and the impact of passing-through higher feedstock costs. Volume gains across all regions reflected a broad-based demand increase across nearly all applications reflecting a sharp global recovery from the COVID-19 induced economic downturn.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Adjusted EBITDA of the Specialty Carbon Black segment increased by $22.8 million, or 138.2% to $39.3 million, year over year, primarily due to favorable operating leverage associated with substantially higher sales volume, and favorable product mix. Year over year, Adjusted EBITDA margin rose 780 basis points to 25.2%.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales of the Specialty Carbon Black segment increased by $86.2 million, or 40.2% to $300.4 million, year over year, a 29.4% volume increase, primarily reflecting favorable operating leverage associated with substantially higher sales volume and the impact of passing-through higher feedstock costs. Volume gains were in all regions and reflected a broad-based demand increase across nearly all applications.
Specialty Carbon Black segment volumes increased by 31.7 kmt, or 29.4%, to 139.5 kmt, year over year.
Gross profit of the Specialty Carbon Black segment increased by $42.5 million, or 66.5%, to $106.4 million, year over year, as a result of favorable operating leverage associated with substantially higher sales volume and the impact of passing-through higher feedstock costs.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $34.5 million, or 77.5% to $79.0 million, year over year, primarily due to favorable operating leverage associated with substantially higher sales volume and the impact of passing-through higher feedstock costs. Year over year, Adjusted EBITDA margin rose 550 basis points to 26.3%.
Rubber Carbon Black
2021 Compared to 2020
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales increased by $136.5 million, or 126.2% to $244.7 million, year over year, primarily reflecting higher sales volume, favorable product mix, and passing through higher feedstock costs.
Rubber Carbon Black segment volumes increased by 74.8 kmt, or 69.6%, to 182.2 kmt, year over year. reflecting the broader global economic recovery across all regions.
Gross profit of the Rubber Carbon Black segment increased by $47.4 million, or 488.7% to $57.1 million, year over year, primarily reflecting higher sales volume, and pass through of higher feedstock costs.
Rubber Adjusted EBITDA increased by $40.8 million, to $39.5 million, year over year, primarily due to favorable operating leverage associated with substantially higher sales volume and favorable product mix. Adjusted EBITDA margin rose 1,720 basis points to 16.1%, year over year.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales increased by $136.2 million, or 42.0% to $460.7 million, year over year, primarily reflecting higher sales volume, favorable product mix, and passing through higher feedstock costs.
Rubber Carbon Black segment volumes increased by 80.7 kmt, or 28.4%, to 364.9 kmt, year over year. reflecting the broader global economic recovery across all regions.
Gross profit of the Rubber Carbon Black segment increased by $46.0 million, or 76.4% to $106.2 million, year over year, primarily reflecting higher sales volume, and pass through of higher feedstock costs.
Rubber Adjusted EBITDA increased by $36.1 million, or 104.3%, to $70.7 million, year over year, primarily due to favorable operating leverage associated with substantially higher sales volume, and the impact of passing-through higher feedstock costs, partially offset by the increase in general and administrative expenses and one-time impact related to Winter Storm Uri. Adjusted EBITDA margin rose 470 basis points to 15.3%, year over year.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net cash provided by operating activities	$85.1	$90.6
Net cash used in investing activities	(58.3)	(89.4)
Net cash provided by (used in) financing activities	(16.6)	81.7
2021
Net cash provided by operating activities during the six months ended June 30, 2021 was $85.1 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in working capital and $82.9 million related to Evonik legal settlement gain. See Note M. Commitments and Contingencies for further discussion on Evonik legal settlement.
Net cash used by investing activities in the six months ended June 30, 2021 amounted to $58.3 million, net. These expenditures were comprised of a combination of safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash used by financing activities during the six months ended June 30, 2021 amounted to $16.6 million. Cash outflows during the six months of $12.4 million were primarily related to repayments under our senior secured revolving credit facilities (“RCF”), and scheduled debt repayments of $4.2 million, partially offset by drawings under our local bank loan facilities.
2020
Net cash provided by operating activities for the six months ended June 30, 2020 amounted to $90.6 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in the components of our working capital.

Net cash used by investing activities for the six months ended June 30, 2020 amounted to 89.4 million. These expenditures were comprised of a combination of safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.

Net cash provided by financing activities for the six months ended June 30, 2020 amounted to $81.7 million, primarily reflecting the company drawing under its revolver to bolster its cash position and enhance financial flexibility to successfully manage through the pandemic.
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
As of June 30, 2021, the company had total liquidity of $364.0 million, including cash and equivalents of $74.1 million, $252.2 million under our revolving credit facility capacity, including ancillary lines, and $37.7 million of capacity under other available credit lines. Net debt was $640.7 million and net leverage was 2.37x.
Net Working Capital (Non-GAAP Financial Measure)
We define Net Working Capital as the total of inventories and current trade receivables, less trade payables. Net Working Capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net Working Capital. The following tables set forth the principal components of our Net Working Capital as of the dates

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
indicated.

	June 30, 2021	December 31, 2020
	(In millions)
Inventories	$186.2	$141.5
Trade receivables	303.2	234.8
Trade payables	(151.7)	(131.3)
Net working capital	$337.7	$245.0
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
Our Net Working Capital increased from $245.0 million as of December 31, 2020 to $337.7 million as of June 30, 2021. The components of working capital that used or provided cash were:
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
Capital Expenditures during the six months ended June 30, 2021 amounted to $58.3 million were primarily associated with safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Capital Expenditures in the six months ended June 30, 2020 amounted to $89.4 million and were mainly comprised of preservation and overhaul projects and in expenditures related to investments required to address the EPA requirements in the United States.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2021 does not differ materially from that discussed under Item 7A of our 2020 Form 10-K.
Item 4. Controls and Procedures
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Orion Engineered Carbons S.A.
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

ORION ENGINEERED CARBONS S.A.

August 5, 2021	By	/s/ Lorin Crenshaw
Name: Lorin Crenshaw
Title: Chief Financial Officer