Form 10-Q
period 2021-09-30
Orion Engineered Carbons S.A.
filed 2021-11-04
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The registrant had 60,633,302 shares of common stock outstanding as of November 2, 2021.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net sales	$393,066	$282,036	$1,154,119	$820,691
Cost of sales	294,345	202,854	842,801	617,372
Gross profit	98,721	79,182	311,318	203,319

Selling, general and administrative expenses	52,872	43,155	160,289	126,221
Research and development costs	5,677	7,352	16,379	16,757
Gain related to litigation settlement	—	—	(82,858)	—
Other (income) expenses, net	(103)	4,528	1,904	11,530
Income from operations	40,275	24,147	215,604	48,811

Interest and other financial expense, net	11,456	10,768	30,366	28,656
Reclassification of actuarial losses from AOCI	1,197	2,273	3,649	7,325
Income before earnings in affiliated companies and income taxes	27,622	11,106	181,589	12,830

Income tax expense	6,753	2,250	48,517	4,006
Equity in earnings of affiliated companies, net of tax	143	141	536	426
Net income	$21,012	$8,997	$133,608	$9,250

Weighted-average shares outstanding:
Basic	60,740	60,487	60,680	60,408
Diluted	60,840	61,259	60,756	61,296
Earnings per share:
Basic	$0.35	$0.15	$2.20	$0.15
Diluted	$0.35	$0.15	$2.20	$0.15
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$21,012	$8,997	$133,608	$9,250
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(10,708)	(3,619)	(8,086)	(27,060)
Unrealized net gains (losses) on hedges of a net investment in a foreign operation	364	(66)	414	(61)
Unrealized net losses on cash flow hedges	(2,103)	(1,134)	(440)	(3,399)
Gains on defined benefit plans	951	990	2,877	4,432
Other comprehensive loss	(11,496)	(3,829)	(5,235)	(26,088)
Comprehensive income (loss)	$9,516	$5,168	$128,373	$(16,838)
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$62,334	$64,869
Accounts receivable, net	300,697	234,796
Other current financial assets	2,958	3,630
Inventories, net	192,898	141,461
Income tax receivables	9,946	11,249
Prepaid expenses and other current assets	38,065	44,451
Total current assets	606,898	500,456
Property, plant and equipment, net	655,185	610,530
Right-of-use assets	90,516	85,639
Goodwill	79,716	84,480
Intangible assets, net	38,794	46,772
Investment in equity method affiliates	5,252	5,637
Deferred income tax assets	59,317	52,563
Other financial assets	712	761
Other assets	2,536	2,955
Total non-current assets	932,028	889,337
Total assets	$1,538,926	$1,389,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$150,152	$131,250
Current portion of long term debt and other financial liabilities	70,597	82,618
Current portion of employee benefit plan obligation	1,055	1,118
Accrued liabilities	49,662	49,176
Income taxes payable	51,559	23,906
Other current liabilities	41,210	36,677
Total current liabilities	364,235	324,745
Long-term debt, net	639,270	655,826
Employee benefit plan obligation	78,968	83,310
Deferred income tax liabilities	44,889	38,770
Other liabilities	98,818	106,129
Total non-current liabilities	861,945	884,035
Commitments and contingencies
Stockholders' Equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,633,302 and 60,487,117 shares	85,323	85,323
Treasury stock, at cost, 358,957 and 505,142	(6,546)	(8,515)
Additional paid-in capital	69,893	68,502
Retained earnings	218,015	84,407
Accumulated other comprehensive loss	(53,939)	(48,704)
Total stockholders' equity	312,746	181,013
Total liabilities and stockholders' equity	$1,538,926	$1,389,793
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income	$133,608	$9,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	74,610	69,721
Amortization of debt issuance costs	3,756	1,531
Share-based incentive compensation	3,396	1,242
Deferred tax (benefit)	(2,693)	(11,224)
Foreign currency transactions	(8,979)	(1,782)
Reclassification of actuarial losses from AOCI	3,649	7,325
Other operating non-cash items, net	(2,436)	118
Changes in operating assets and liabilities, net:
Trade receivables	(75,696)	(6,682)
Inventories	(57,967)	39,576
Trade payables	12,584	(31,662)
Other provisions	6,519	(4,899)
Income tax liabilities	30,861	16,298
Other assets and liabilities, net	57	3,540
Net cash provided by operating activities	121,269	92,352
Cash flows from investing activities:
Acquisition of property, plant and equipment	(113,682)	(120,343)
Net cash used in investing activities	(113,682)	(120,343)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	213,427	—
Repayments of long-term debt	(212,250)	(6,077)
Payments for debt issue costs	(2,750)	—
Cash inflows related to current financial liabilities	81,367	191,041
Cash outflows related to current financial liabilities	(87,345)	(110,859)
Dividends paid to shareholders	—	(12,045)
Taxes paid for shares issued under net settlement feature	(36)	(1,202)
Net cash provided by (used in) financing activities	(7,587)	60,858
Increase in cash, cash equivalents and restricted cash	—	32,867
Cash, cash equivalents and restricted cash at the beginning of the period	67,865	68,231
Effect of exchange rate changes on cash	(2,703)	(703)
Cash, cash equivalents and restricted cash at the end of the period	65,162	100,395
Less restricted cash at the end of the period	2,828	2,859
Cash and cash equivalents at the end of the period	$62,334	$97,536
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common stock
(In thousands, except per share amounts)	Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at January 1, 2021	60,487,117	$85,323	$(8,515)	$68,502	$84,407	$(48,704)	$181,013
Net income	—	—	—	—	23,538	—	23,538
Other comprehensive loss, net of tax	—	—	—	—	—	(2,728)	(2,728)
Share based compensation	—	—	—	1,024	—	—	1,024
Issuance of stock under equity compensation plans	103,409	—	1,170	(1,170)	—	—	—
Balance at March 31, 2021	60,590,526	85,323	(7,345)	68,356	107,945	(51,432)	202,847
Net income	—	—	—	—	89,058	—	89,058
Other comprehensive income, net of tax	—	—	—	—	—	8,989	8,989
Share based compensation	—	—	—	1,216	—	—	1,216
Balance at June 30, 2021	60,590,526	85,323	(7,345)	69,572	197,003	(42,443)	302,110
Net income	—	—	—	—	21,012	—	21,012
Other comprehensive loss, net of tax	—	—	—	—	—	(11,496)	(11,496)
Share based compensation	—	—	—	1,120	—	—	1,120
Issuance of stock under equity compensation plans	42,776	—	799	(799)	—	—	—
Balance at September 30, 2021	60,633,302	$85,323	$(6,546)	$69,893	$218,015	$(53,939)	$312,746

			Common stock
	(In thousands, except per share amounts)		Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Balance at January 1, 2020		60,224,147	$85,032	$(8,515)	$65,562	$78,296	$(34,362)	$186,013
	Net income		—	—	—	—	18,033	—	18,033
	Other comprehensive loss, net of tax		—	—	—	—	—	(22,844)	(22,844)
Dividends paid -	$0.20	per share	—	—	—	—	(12,045)	—	(12,045)
	Share based compensation		—	—	—	(2,632)	—	—	(2,632)
	Issuance of stock under equity compensation plans		262,970	291	—	—	—	—	291
	Balance at March 31, 2020		60,487,117	85,323	(8,515)	62,930	84,284	(57,206)	166,816
	Net loss		—	—	—	—	(17,780)	—	(17,780)
	Other comprehensive income, net of tax		—	—	—	—	—	585	585
	Share based compensation		—	—	—	1,199	—	—	1,199
	Balance at June 30, 2020		60,487,117	85,323	(8,515)	64,129	66,504	(56,621)	150,820
	Net income		—	—	—	—	8,997	—	8,997
	Other comprehensive loss, net of tax		—	—	—	—	—	(3,829)	(3,829)
	Share based compensation		—	—	—	1,182	—	—	1,182
	Balance at September 30, 2020		60,487,117	$85,323	$(8,515)	$65,311	$75,501	$(60,450)	$157,170

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
Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), a new standard. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform. This guidance permits entities to elect certain optional expedients and exceptions when accounting for contract modifications for receivables, debt, and leases related to reference rate reform as well as derivative contracts and certain hedging relationships affected by reference rate reform activities under way in global financial markets.
The Company adopted this guidance prospectively from July 1, 2021. The adoption of this standard did not impact our Consolidated Financial Statements.
The adoption of this ASU will enable us to update our assessments of effectiveness, probability, and hedged risk in order to continue hedge accounting for the designated hedges that reference LIBOR, which is expected to be discontinued as a result of reference rate reform. The Company will continue to evaluate the guidance to determine the timing and extent to which we will apply other accounting relief provided by the guidance.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note B. Leases
The company’s right-of-use assets (“ROU”) and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
ROU Assets
Operating leases	$24,464	$25,321
Finance leases	66,052	60,318
Total	$90,516	$85,639

Lease Liabilities(1)
Operating leases
Current	$8,605	$7,215
Long-term	16,096	18,999
	24,701	26,214

Finance leases
Current	3,733	4,862
Long-term	62,912	55,527
	66,645	60,389
Total	$91,346	$86,603
(1) Reflected in Current and Other liabilities in the Consolidated Balance Sheets.
Note C. Inventories
Inventories, net of obsolete, unmarketable and slow-moving reserves are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Raw materials, consumables and supplies, net	$75,708	$57,011
Work in process	151	322
Finished goods, net	117,039	84,128
Total	$192,898	$141,461
Note D. Accounts Receivable
The company had the following accounts receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable	$302,650	$240,590
Expected credit losses	(1,953)	(5,794)
Accounts receivable, net of expected credit losses	$300,697	$234,796

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note E. Debt and Other Obligations
The Company had the following debt arrangements in place as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Current
Current portion of term loan	$3,004	$8,479
Deferred debt issuance costs - term loan	(850)	(1,501)
Other short-term debt and obligations	68,443	75,640
Current portion of long-term debt and other financial liabilities	70,597	82,618
Non-current
Term loan	644,369	659,502
Deferred debt issuance costs - term loan	(5,099)	(3,676)
Long-term debt, net	639,270	655,826
Total	$709,867	$738,444
a.Term Loan
In 2014, Orion entered into an $895.0 million term loan credit facility (the “Credit Agreement”), which was allocated to a term loan facility denominated in U.S. Dollars of $358.0 million and a term loan facility denominated in Euros of €399.0 million with both having an original maturity date of July 25, 2021 (the “Prior Term Loans”). Initial interest was calculated based on three-month EURIBOR (for the Euro-denominated loan), and three-month USD-LIBOR (for the USD-denominated loan) plus a 3.75% - 4.00% margin depending on the Company’s net leverage ratio. For both EURIBOR and USD-LIBOR a floor of 1.0% applied. At least 1% of the principal amount is required to be repaid per annum.
Subsequent to 2014, Orion entered into a number of amendments, achieving a significant reduction of both interest margins to currently 2.00% for the U.S. dollar term loan and 2.25% for the Euro term loan. In addition, the interest margin was no longer linked to Orion's net leverage ratio and the EURIBOR and USD-LIBOR floors were eliminated. In 2017, the duration of the Prior Term Loans was extended to July 25, 2024.
In September 2021, Orion entered into the Ninth Amendment to the Credit Agreement, which includes an amended and restated term loan agreement (the "Term Loan"). The term loan credit facility was allocated to a term loan facility denominated in U.S. dollars of $300 million and denominated in Euros of €300 million with both having a maturity date of September 24, 2028 (the “Term Loans”) replacing the existing term loan credit facility. Interest is calculated based on three months EURIBOR (for the Euro-denominated loan) plus a margin of 2.50%, or three-month USD-LIBOR (for the USD-denominated loan) plus a margin of 2.25%. For the U.S. dollar loan, a floor of 0.50% applies and for the Euro denominated loan a floor of 0.00% applies. 1% of the principal amount is required to be repaid per annum in respect to the Dollar Term Loans whereas there is no scheduled amortization for the Euro Term Loans. The Credit Agreement was also amended to include LIBOR replacement language in preparation for the eventual phase out of the London Interbank Offered Rate (LIBOR).
The Term Loans include a sustainability-linked margin adjustment that applies to both the Euro and U.S. dollar term loan credit facilities. The margin adjustment is based on annual SOx and NOx emission reduction targets for the Company’s North American plants between 2022 and 2028, respectively. Specifically, the credit spread on the Term Loans will decline or rise by up to 10 basis points depending on the emissions profile of the Company’s North American plants, in aggregate. Starting in 2022 and continuing through 2025, the Company will review annually whether both interim targets have been met. Only if the Company achieves both targets will it benefit from up to a 10 basis point credit spread reduction for the prospective 12 month period following the submission of the sustainability linked compliance certificate. For the period from 2026 to 2028, a margin step-up by 5 or 10 basis points would occur if Orion does not maintain the reduced emissions profile of one or both targets.
Other provisions of the Credit Agreement relating to the Term Loans remained unchanged.
In connection with the September 2021 modification of the term loan, Orion incurred approximately $7.8 million of refinancing costs of which $2.8 million of loan origination costs were capitalized and $5.0 million of other fees were directly expensed.
In September 2021, the Company restructured its previously existing cross-currency swaps in the amount of $197 million, to align them with the new U.S. dollar denominated term loan credit facility. Specifically for changes in the loan interest margin of 2.25% (formerly 2.0%) and the three-month USD-LIBOR floor of 0.50% (formerly 0.00%). The cross-currency swap became effective on September 30, 2021 and will expire on September 30, 2028, in line with the maturity of the term loan. This cross-currency swap was determined to be highly effective, continues to qualify for hedge accounting and was cost-neutral.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
b.Revolving credit facility
To fund operating activities and generally safeguard the Company’s liquidity, the Company has entered into a revolving credit facility (“RCF”) of €250 million ($289 million). As of September 30, 2021, the total commitment of $289 million was split between a $93 million RCF tranche and $197 million of bilateral ancillary facilities established directly with several banks under the RCF. As of September 30, 2021, and December 31, 2020, no RCF borrowings, as defined in the Credit Agreement, had been drawn. However, as of September 30, 2021 and December 31, 2020, $50.7 million and $70.3 million, respectively, of drawings under ancillary facilities reduced the overall amount available under the RCF to $238.8 million and $236.5 million, respectively.
c.Local bank loans and other short-term borrowings
As of September 30, 2021, the Company had partially drawn its uncommitted local credit line in Korea by $4.2 million and in Brazil by $1.8 million (December 31, 2020: $4.6 million and $0.8 million), respectively.
Repurchase Agreement—On March 3, 2021 we entered in to a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 260 thousand EUA certificates for €10.04 million cash to a counterparty. The counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates at December 22, 2021 for €10.06 million. The difference between the consideration received and the amount of consideration to be paid is recognized as interest expense. At September 30, 2021, the amount outstanding was $11.7 million. Due to the short maturity, the carrying value approximates the fair value.
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
The following table shows the fair value measurement at September 30, 2021 and December 31, 2020. All measurements are based on observable inputs such as interest rates and are classified as Level 2 within the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2021	December 31, 2020
		(In thousands)
Receivables from hedges/derivatives		$4	$195
Prepaid expenses and other current assets	Level 2	4	195

Liabilities from derivatives		$13,377	$23,127
Other current liabilities	Level 2	1,322	296
Other liabilities (non-current)	Level 2	12,055	22,831

Term loan	Level 2	$647,923	$667,980
Local bank loans	Level 2	$68,443	$75,640

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
See Note L. Accounting for Derivative Instruments and Hedging Activities, included in our Annual Report in Form 10-K for the year ended December 31, 2020, for additional information relating to our derivatives instruments.
Note G. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in various countries in which the Company operates. Generally, level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension benefit costs include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Service cost	$304	$287	$937	$856
Interest cost	256	297	776	875
Amortization of actuarial loss	1,197	2,273	3,649	7,325
Net periodic pension cost	$1,757	$2,857	$5,362	$9,056
Service costs were recorded within Income from operations in Selling, general and administrative expenses, and interest cost in Interest and other financial expense, net.
The amortization of actuarial losses, associated with the pension obligations recorded in prior years, in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably in the Condensed Consolidated Statements of Operations.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note H. Restructuring Expenses
During 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Restructuring reserves related to this facility, in the Condensed Consolidated Balance Sheets, are included in Accrued Liabilities. Details of the reserves were as follows:

	Personnel Expenses	Demolition and Removal Costs	Ground Remediation Costs	Other	Total
	(In thousands)
Provision at January 1, 2021	$3,559	$229	$4,251	$—	$8,039
Charges	(322)	—	—	—	(322)
Cash paid	(43)	—	—	—	(43)
Foreign currency translation adjustment	(153)	(10)	(189)	—	(352)
Provision at March 31, 2021	3,041	219	4,062	—	7,322
Charges	(323)	—	1,043	—	720
Cash paid	(49)	(225)	—	—	(274)
Foreign currency translation adjustment	46	6	41	—	93
Provision at June 30, 2021	2,715	—	5,146	—	7,861
Charges	(1)	—	620	—	619
Cash paid	—	—	(66)	—	(66)
Foreign currency translation adjustment	(69)	—	(142)	—	(211)
Provision at September 30, 2021	$2,645	$—	$5,558	$—	$8,203

	Personnel Expenses	Demolition and Removal Costs	Ground Remediation Costs	Other	Total
	(In thousands)
Provision at January 1, 2020	$3,400	$561	$488	$317	$4,766
Cash paid	(514)	(402)	(252)	(263)	(1,431)
Foreign currency translation adjustment	(81)	(11)	(14)	(6)	(112)
Provision at March 31, 2020	2,805	148	222	48	3,223
Cash paid	(486)	(74)	(148)	—	(708)
Foreign currency translation adjustment	53	2	2	1	58
Provision at June 30, 2020	2,372	76	76	49	2,573
Cash paid	(814)	—	(48)	—	(862)
Foreign currency translation adjustment	108	3	2	2	115
Provision at September 30, 2020	$1,666	$79	$30	$51	$1,826

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note I. Accumulated Other Comprehensive Income/(Loss)
Changes in each component of Accumulated other comprehensive income (loss) (“AOCI”), net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2021	$(26,543)	$(13,485)	$(8,676)	$(48,704)
Other comprehensive loss before reclassifications	(4,693)	803	—	(3,890)
Income tax effects before reclassifications	(402)	(277)	—	(679)
Amounts reclassified from AOCI	—	—	1,228	1,228
Income tax effects on reclassifications	—	—	(394)	(394)
Currency translation AOCI	—	632	375	1,007
Balance at March 31, 2021	(31,638)	(12,327)	(7,467)	(51,432)
Other comprehensive income before reclassifications	7,195	1,057	—	8,252
Income tax effects before reclassifications	522	(347)	—	175
Amounts reclassified from AOCI	—	—	1,224	1,224
Income tax effects on reclassifications	—	—	(398)	(398)
Currency translation AOCI	—	(155)	(109)	(264)
Balance at June 30, 2021	(23,921)	(11,772)	(6,750)	(42,443)
Other comprehensive income (loss) before reclassifications	(10,383)	(3,218)	—	(13,601)
Income tax effects before reclassifications	(325)	1,145	—	820
Amounts reclassified from AOCI	—	—	1,197	1,197
Income tax effects on reclassifications	—	—	(390)	(390)
Currency translation AOCI	—	334	144	478
Balance at September 30, 2021	$(34,629)	$(13,511)	$(5,799)	$(53,939)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In thousands)
Balance at January 1, 2020	$(12,282)	$(10,891)	$(11,189)	$(34,362)
Other comprehensive loss before reclassifications	(22,735)	(1,241)	—	(23,976)
Income tax effects before reclassifications	(1,336)	426	—	(910)
Amounts reclassified from AOCI	—	—	2,398	2,398
Income tax effects on reclassifications	—	—	(776)	(776)
Currency translation AOCI	—	195	225	420
Balance at March 31, 2020	(36,353)	(11,511)	(9,342)	(57,206)
Other comprehensive income (loss) before reclassifications	799	(2,224)	—	(1,425)
Income tax effects before reclassifications	(169)	708	—	539
Amounts reclassified from AOCI	—	—	2,654	2,654
Income tax effects on reclassifications	—	—	(904)	(904)
Currency translation AOCI	—	(124)	(155)	(279)
Balance at June 30, 2020	(35,723)	(13,151)	(7,747)	(56,621)
Other comprehensive income (loss) before reclassifications	(3,503)	(1,284)	—	(4,787)
Income tax effects before reclassifications	(116)	294	—	178
Amounts reclassified from AOCI	—	—	2,272	2,272
Income tax effects on reclassifications	—	—	(919)	(919)
Currency translation AOCI	—	(209)	(364)	(573)
Balance at September 30, 2020	$(39,342)	$(14,350)	$(6,758)	$(60,450)

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note J. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to Orion by the weighted average number of common stock outstanding during the period. Diluted EPS equals net income attributable to Orion divided by the weighted average number of common stock outstanding during the period, adjusted for the dilutive effect of our stock–based and other equity compensation awards.
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net income attributable to ordinary equity holders	$21,012	$8,997	$133,608	$9,250
Weighted average number of ordinary shares	60,740	60,487	60,680	60,408
Basic EPS	$0.35	$0.15	$2.20	$0.15
Dilutive effect of share based payments	100	772	76	888
Weighted average number of diluted ordinary shares	60,840	61,259	60,756	61,296
Diluted EPS	$0.35	$0.15	$2.20	$0.15

Note K. Income Taxes
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
Income tax expense for the three months ended September 30, 2021 and 2020 were $6.8 million and $2.3 million, respectively.
Income tax expense for the nine months ended September 30, 2021 and 2020 were $48.5 million and $4.0 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective income tax rates	24.3%	20.0%	26.6%	30.2%
The decrease in our effective tax rate for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, was primarily attributable to the impact of a discrete deferred tax gain impacting the valuation allowance on deferred tax assets.

The increase in our effective tax rate for the three months ended September 30, 2021 as compared to the three-months ended September 30, 2020, was primarily attributable to the reassessment of the recoverability of deferred tax assets and its projected earnings mix by geography and tax jurisdiction as compared to the prior period.

Note L. Commitments and Contingencies
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
In 2013, Orion began discussions with the EPA and the U.S. Department of Justice (“DOJ”) about a potential settlement to resolve the NOVs received, which ultimately led to a consent decree executed between Orion Engineered Carbons LLC (for purpose of this note M. “Orion”) and the United States (on behalf of the EPA), as well as the Louisiana Department of Environmental Quality. The consent decree (the “EPA CD”) became effective on June 7, 2018. The EPA CD resolves and settles the EPA’s claims of noncompliance set forth in the NOVs and in a respective complaint filed in court against Orion by the United States immediately prior to the filing of the consent decree.
All five U.S. carbon black producers have settled with the U.S. government.
Under Orion’s EPA CD, Orion is installing certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion will need to comply with over a number of years. Orion has commenced the installation works for its Ivanhoe and Orange facilities. While the construction at Orange has been completed according to schedule, the construction at the Ivanhoe facility has been subject to COVID-19 and hurricane Ida-related delays. As a result, we have declared force majeure with respect to the EPA CD and requested an extension of the timeline for completion of installations. Orion is negotiating the extension of the EPA CD deadlines, but that extension has not yet been approved by the government as of this date, and, when it is, it must also be submitted to the court for approval. In line with EPA’s respective request, Orion continues to provide regular updates to the EPA on the Ivanhoe installation works timeline and respective COVID-19 related impacts and mitigation measures.
Under the EPA CD, Orion can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness. We estimate the installations of monitoring and pollution control equipment at all four Orion plants in the U.S. will require capital expenditures in an approximate range between $270 million to $290 million of which approximately $181 million has been spent to date. However, factors, such as timing, locations, target levels, changing scope or cost estimates as well as local regulations or unforeseen necessities could cause actual capital expenditures to exceed or be lower than current expectations or could affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Under the EPA CD, Orion also agreed to and paid a civil penalty of $0.8 million and agreed to perform environmental mitigation projects totaling $0.6 million. Noncompliance with applicable emissions limits could lead to further penalty payments to the EPA.
As part of Orion’s compliance plan under the EPA CD, in April 2018 Orion signed a contract with Haldor Topsoe group to install its SNOXTM emissions control technology to remove SO2, NOx and dust particles from tail gases at Orion’s Ivanhoe, Louisiana Carbon Black production plant. The SNOXTM technology has not been used previously in the carbon black industry.
Orion’s Share Purchase Agreement with Evonik in connection with the acquisition of the carbon black business line from Evonik Industries AG, completed on July 29, 2011 (“Acquisition), provided for a partial indemnity from Evonik against various exposures, including, but not limited to, capital investments, fines and costs arising in connection with Clean Air Act violations that occurred prior to July 29, 2011. In June 2019, Orion initiated arbitration proceedings to enforce its rights against Evonik. In June 2021, Orion and Evonik agreed to settle all claims made under this partial indemnity as well as certain other claims and counterclaims Orion and Evonik asserted against each other. Evonik made a one-time cash payment of €66.55 million ($79.5 million) to Orion which resolved all pending claims as well as counterclaims of $3.4 million. In the Condensed Consolidated Financial Statements, Orion recorded a gain aggregating $82.9 million.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of September 30, 2021, the Company had guarantees totaling $16.4 million issued by various financial institutions.
Note M. Financial Information by Segment
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
The following table shows the percent of revenue recognized in each of the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rubber	62%	63%	61%	61%
Specialty	38%	37%	39%	39%
Adjustment items are not allocated to the individual segments as they are managed on a group basis.
Segment reconciliation for the three months ended September 30, 2021 and 2020:

	Rubber	Specialties	Corporate	Total Segments
	(In thousands)
2021
Net sales from external customers	$242,848	$150,218	$—	$393,066
Adjusted EBITDA	$27,386	$39,030	$—	$66,416
Corporate charges	—	—	(2,188)	(2,188)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(13,333)	(10,477)	—	(23,810)
Excluding equity in earnings of affiliated companies, net of tax	(143)	—	—	(143)
Interest and other financial expense, net			(11,456)	(11,456)
Reclassification of actuarial losses from AOCI			(1,197)	(1,197)
Income before earnings in affiliated companies and income taxes				$27,622

2020
Net sales from external customers	$178,406	$103,630	$—	$282,036
Adjusted EBITDA	$28,525	$26,477	$—	$55,002
Corporate charges	—	—	(6,715)	(6,715)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(13,828)	(10,171)	—	(23,999)
Excluding equity in earnings of affiliated companies, net of tax	(141)	—	—	(141)
Interest and other financial expense, net			(10,768)	(10,768)
Reclassification of actuarial losses from AOCI			(2,273)	(2,273)
Income before earnings in affiliated companies and income taxes				$11,106

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment reconciliation for the nine months ended September 30, 2021 and 2020:

	Rubber	Specialties	Corporate	Total Segments
	(In thousands)
2021
Net sales from external customers	$703,499	$450,620	$—	$1,154,119
Adjusted EBITDA	$98,016	$118,066	$—	$216,082
Corporate charges	—	—	(8,190)	(8,190)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(41,726)	(32,884)	—	(74,610)
Gain related to litigation settlement			82,858	82,858
Excluding equity in earnings of affiliated companies, net of tax	(536)	—	—	(536)
Interest and other financial expense, net			(30,366)	(30,366)
Reclassification of actuarial losses from AOCI			(3,649)	(3,649)
Income before earnings in affiliated companies and income taxes				$181,589

2020
Net sales from external customers	$502,895	$317,796	$—	$820,691
Adjusted EBITDA	$63,060	$71,024	$—	$134,084
Corporate charges	—	—	(15,126)	(15,126)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(41,382)	(28,339)	—	(69,721)
Excluding equity in earnings of affiliated companies, net of tax	(426)	—	—	(426)
Interest and other financial expense, net			(28,656)	(28,656)
Reclassification of actuarial losses from AOCI			(7,325)	(7,325)
Income before earnings in affiliated companies and income taxes				$12,830
The sales information noted above relates to external customers only. “Corporate” includes income and expense that cannot be directly allocated to the business segments or are managed on corporate level and includes finance income and expenses, taxes and items with less bearing on the underlying core business. In the Consolidated Statements of Operations, shipping and handling costs of $23.3 million and $17.9 million for the three months ended September 30, 2021 and 2020, respectively, and $69.8 million and $48.7 million for the nine months ended September 30, 2021 and 2020, respectively, were reflected in Selling, general and administrative expenses.
Note N. Subsequent Events
On October 29, 2021, the Company’s Board of Directors declared interim dividend in the aggregate amount of $1.25 million, which is equivalent to approximately $0.02 per common stock of the company. The interim dividend will be paid on January 12, 2022, to holders of record as of the close of business on January 5, 2022.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2021 and 2020 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (‘GAAP”).
PRESENTATION OF CERTAIN FINANCIAL AND OTHER INFORMATION
Non-GAAP Financial Measures
We present certain financial measures that are not prepared in accordance with GAAP or the accounting standards of any other jurisdiction and may not be comparable to other similarly titled measures of other companies. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, see section Reconciliation of Non-GAAP Financial Measures below.
These non-GAAP measure are — but are not limited to — Contribution Margin, Contribution Margin per metric ton (collectively, “Contribution Margins”), Adjusted EBITDA, Net Working Capital and Capital Expenditures. We define Contribution Margin as revenue less variable costs (such as raw materials, packaging, utilities and distribution costs). We define Contribution Margin per Metric Ton as Contribution Margin divided by volume measured in metric tons. We define Adjusted EBITDA as income from operations before depreciation and amortization, restructuring expenses, consulting fees related to Company strategy, gain related to legal settlement, share of profit or loss of joint venture and certain other items. Adjusted EBITDA is defined similarly in the Credit Agreement. Adjusted EBITDA is used by our management to evaluate our operating performance and make decisions regarding allocation of capital because it excludes the effects of items that have less bearing on the performance of our underlying core business. We define Net Working Capital as inventories plus current trade receivables minus trade payables. We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the Condensed Consolidated Financial Statements.
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

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
Contribution Margin and Contribution Margin per Metric Ton (A Non-GAAP Financial Measures)
Reconciliation of Contribution Margin and Contribution Margin per Metric Ton to gross profit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, unless otherwise indicated)
Revenue	$393.1	$282.0	$1,154.1	$820.7
Variable costs	252.6	163.8	712.9	496.4
Contribution margin	140.5	118.2	441.2	324.3
Freight	23.3	17.9	69.8	48.7
Fixed costs	(65.1)	(56.9)	(199.7)	(169.7)
Gross profit	$98.7	$79.2	$311.3	$203.3
Volume (in kmt)	236.9	237.0	741.2	629.1
Contribution margin per metric ton	$593.1	$498.6	$595.3	$515.6
Gross profit per metric ton	$416.8	$334.1	$420.0	$323.2
Adjusted EBITDA (A Non-GAAP Financial Measure)
Reconciliation of Adjusted EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net income	$21.0	$9.0	$133.6	$9.3
Add back income tax expense	6.7	2.2	48.5	3.9
Add back equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)	(0.5)	(0.4)
Income before earnings in affiliated companies and income taxes	27.6	11.1	181.6	12.8
Add back interest and other financial expense, net	11.5	10.7	30.4	28.7
Add back reclassification of actuarial losses from AOCI	1.2	2.3	3.6	7.3
Income from operations	40.3	24.1	215.6	48.8
Add back depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	23.8	24.0	74.6	69.7
EBITDA	64.1	48.1	290.2	118.5
Equity in earnings of affiliated companies, net of tax	0.1	0.1	0.5	0.4
Extraordinary expense items related to COVID-19	—	0.8	—	3.5
Evonik legal settlement:
Cash settlement	—	—	(79.5)	—
Release of legal reserve, net	—	—	(3.4)	—
Long term incentive plan	1.1	1.2	3.4	1.2
EPA-related expenses	0.1	1.5	2.3	5.1
Other adjustments	1.0	3.3	2.6	5.4
Adjusted EBITDA	$66.4	$55.0	$216.1	$134.1
Adjusted EBITDA Specialty Carbon Black	$39.0	$26.5	$118.1	$71.0
Adjusted EBITDA Rubber Carbon Black	$27.4	$28.5	$98.0	$63.1

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
For the three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

Condensed Consolidated Statement of Operations Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net sales	$393.1	$282.0	$1,154.1	$820.7
Cost of sales	294.4	202.8	842.8	617.4
Gross profit	98.7	79.2	311.3	203.3
Selling, general and administrative expenses	52.9	43.2	160.3	126.2
Research and development costs	5.7	7.4	16.4	16.8
Gain related to litigation settlement	—	—	(82.9)	—
Other (income) expenses, net	(0.2)	4.5	1.9	11.5
Income from operations	40.3	24.1	215.6	48.8
Interest and other financial expense, net	11.5	10.7	30.4	28.7
Reclassification of actuarial losses from AOCI	1.2	2.3	3.6	7.3
Income before earnings in affiliated companies and income taxes	27.6	11.1	181.6	12.8
Income tax expense	6.7	2.2	48.5	3.9
Equity in earnings of affiliated companies, net of tax	0.1	0.1	0.5	0.4
Net income	$21.0	$9.0	$133.6	$9.3
Net sales
Net sales increased by $111.1 million, or 39.4%, in the third quarter of 2021 to $393.1 million compared to the third quarter of 2020 primarily driven by passing through of higher feedstock costs, favorable product mix, and higher volume due to global recovery from COVID-19 across all regions in our Specialty Carbon Black segment.
Volume decreased by 0.1 kmt, in the third quarter of 2021 to 236.9 kmt compared to the third quarter of 2020, primarily due to lower volume in the Rubber Carbon Black segment, partially offset by with higher demand in our Specialty Carbon Black segment.
Net sales increased by $333.4 million, or 40.6%, in the nine months ended September 30, 2021 to $1,154.1 million, year over year, driven primarily by higher sales volume across all regions and segments, impact of passing through of higher feedstock costs, favorable impact of foreign currency translation, and favorable product mix.
Volume increased by 112.2 kmt, or 17.8%, to 741.2 kmt compared to the nine months ended September 30, 2020, with higher demand in both segments, across all application and geographies, driven by a sharp global economic recovery from the COVID-19 induced economic downturn.
Cost of sales
Cost of sales increased by $91.6 million, or 45.1%, to $294.4 million in the third quarter of 2021 compared to the third quarter of 2020. Cost of sales increased by $225.4 million, or 36.5%, to $842.8 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The increase in both comparative periods were primarily due to higher production and associated costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $9.7 million, or 22.5%, to $52.9 million in the third quarter of 2021 compared to the third quarter of 2020. Selling, general and administrative expenses increased by $34.1 million, or 27.0%, to $160.3 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The increase in both comparative periods were primarily driven by higher freight costs due to increase in sales volumes and higher incentive compensation.
Gain related to litigation settlement
During the second quarter of 2021, Evonik agreed to make a one-time cash payment of €66.55 million ($79.5 million) to settle dispute

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
which originated from the acquisition of the carbon black business by Rhône Capital and Triton Partners in 2011. The 2011 acquisition agreement provided for a partial indemnity from Evonik against various exposures, including capital investments, fines and costs arising in connection with U.S. Clean Air Act violations that occurred prior to the closing of the 2011 acquisition (i.e., under Evonik’s control). In addition, we released $3.4 million of legal reserves, net, related to this dispute.
Income from operations
Income from operations increased by $16.2 million to $40.3 million in the third quarter of 2021, year over year, driven primarily by passing through higher feedstock costs, favorable product mix, and favorable operating leverage associated with higher sales volume in our Specialty Carbon Black segment, partially offset by higher selling, general and administrative costs.
Income from operations increased by $166.8 million to $215.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by higher sales due to sharp global recovery from COVID-19 across all regions, passing through of higher feedstock costs, favorable product mix, and the Evonik legal settlement related gain, partially offset by higher, selling and general and administrative costs.
Reclassification of actuarial losses from AOCI
The actuarial losses associated with our pension obligations recorded in prior years in accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably in the Condensed Consolidated Statements of Operations.
Income before earnings in affiliated companies and income taxes
Income from operations before income taxes and equity in earnings of affiliated companies in the third quarter of 2021 increased by $16.5 million, year over year, driven primarily by favorable operating leverage associated with higher sales volume in our Specialty Carbon Black segment, favorable product mix and the impact of passing through higher feedstock costs, partially offset by higher selling, general and administrative costs.
Income from operations before income tax expense and equity in earnings of affiliated companies increased by $168.8 million from $12.8 million in the nine months ended September 30, 2020 to $181.6 million in the nine months ended September 30, 2021, primarily driven by higher sales due to sharp global recovery from COVID-19 across all regions, passing through of higher feedstock costs, impact of favorable product mix, and the Evonik legal settlement related gain, partially offset by higher, selling and general and administrative costs.
Provision for income taxes
For the three months ended September 30, 2021, the Company recognized income before provision for income taxes of $27.7 million, compared to $11.2 million in the three months ended September 30, 2020. The provision for income taxes was an expense of $6.7 million for the three months ended September 30, 2021, and $2.2 million for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021, was 24%, as compared to 20% for the three months ended September 30, 2020. The increase in our effective tax rate for the three months ended September 30, 2021 as compared to the three-months ended September 30, 2020, was primarily attributable to the reassessment of the recoverability of deferred tax assets and its projected earnings mix by geography and tax jurisdiction as compared to the prior period.

For the nine months ended September 30, 2021, the Company recognized income before provision for income taxes of $182.1 million, compared to $13.2 million in the nine months ended September 30, 2020. The provision for income taxes was an expense of $48.5 million for the nine months ended September 30, 2021, and $3.9 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021, was 27%, as compared to 30% for the nine months ended September 30, 2020. The decrease in our effective tax rate for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, was primarily attributable to the impact of a discrete deferred tax gain impacting the valuation allowance on deferred tax assets.
Net income
Net income, in the third quarter of 2021, increased by $12.0 million, year over year, primarily driven by passing through of higher feedstock costs, favorable product mix, and higher sales in our Specialty Carbon Black segment, partially offset by higher, selling and general and administrative costs and income tax expense.
Our net income in the nine months ended September 30, 2021 amounted to $133.6 million, an increase of $124.3 million, primarily due to higher sales due to sharp global recovery from COVID-19 across all regions, passing through of higher feedstock costs, favorable product mix, and the Evonik legal settlement related gain, partially offset by higher, selling and general and administrative costs and income tax expense.
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Contribution margin increased in the third quarter of 2021 by $22.3 million, or 18.9%, to $140.5 million, year over year. Contribution margin per metric ton increased by 19.0%, to $593.1 per metric ton in the three months ended September 30, 2021
Contribution Margin increased by $116.9 million, or 36.0%, to $441.2 million in the nine months ended September 30, 2021 compared to

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
the nine months ended September 30, 2020. Contribution margin per metric ton increased by 15.4%, to $595.3 per metric ton in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The increase in both comparative periods was primarily driven by higher sales due to sharp global recovery from COVID-19 across all regions and segments, passing through of higher feedstock costs, and impact of favorable product mix, partially offset by higher, selling and general and administrative costs.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased in the third quarter of 2021 by $11.4 million, or 20.8%, to $66.4 million, year over year.
Adjusted EBITDA increased by $82.0 million, or 61.2%, from $134.1 million in the nine months ended September 30, 2020 to $216.1 million in the nine months ended September 30, 2021.
The increase in both comparative periods was primarily driven by higher sales due to sharp global recovery from COVID-19 across all regions, passing through of higher feedstock costs, and impact of favorable product mix, partially offset by higher, selling and general and administrative costs.
Segment Discussion
Our business operations are divided into two operating segments—the Specialty Carbon Black segment and the Rubber Carbon Black segment. We use segment revenue, segment gross profit, segment volume, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin as measures of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, unless otherwise indicated)
Specialty Carbon Black
Net sales	$150.2	$103.6	$450.6	$317.8
Cost of sales	(98.6)	(66.5)	(292.6)	(216.7)
Gross profit	$51.6	$37.1	$158.0	$101.1
Volume (kmt)	63.9	58.8	203.4	166.6
Adjusted EBITDA	$39.0	$26.5	$118.1	$71.0
Adjusted EBITDA Margin (%)	26.0	25.5	26.2	22.3

Rubber Carbon Black
Net sales	$242.9	$178.4	$703.5	$502.9
Cost of sales	(195.8)	(136.3)	(550.2)	(400.7)
Gross profit	$47.1	$42.1	$153.3	$102.2
Volume (kmt)	173.0	178.2	537.8	462.5
Adjusted EBITDA	$27.4	$28.5	$98.0	$63.1
Adjusted EBITDA Margin (%)	11.3	16.0	13.9	12.5
Specialty Carbon Black
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales of the Specialty Carbon Black segment increased by $46.6 million, or 45.0% to $150.2 million, year over year, primarily driven by passing through of higher feedstock costs, favorable product mix, and higher sales due to global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications.
Specialty Carbon Black segment volumes increased by 5.1 kmt, or 8.7%, to 63.9 kmt, year over year.
Gross profit of the Specialty Carbon Black segment increased by $14.5 million, or 39.0%, to $51.6 million, year over year, primarily driven by passing through of higher feedstock costs, favorable product mix, and higher sales due to global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $12.5 million, or 47.4% to $39.0 million, year over year, primarily driven by passing through of higher feedstock costs, favorable product mix, and higher sales due to global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications, partially offset by higher, selling and

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
general and administrative costs.
Year over year, Adjusted EBITDA margin rose 50 basis points to 26.0%.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales of the Specialty Carbon Black segment increased by $132.8 million, or 41.8% to $450.6 million, year over year, primarily driven by higher sales due to sharp global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications, passing through of higher feedstock costs, favorable product mix, and favorable impact of foreign currency translation.
Specialty Carbon Black segment volumes increased by 36.8 kmt, or 22.1%, to 203.4 kmt, year over year.
Gross profit of the Specialty Carbon Black segment increased by $56.9 million, or 56.4%, to $158.0 million, year over year, primarily driven by favorable operating leverage associated with higher sales due to sharp global recovery from the COVID-19 induced economic downturn, impact of favorable price, and impact of favorable product mix.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $47.1 million, or 66.2% to $118.1 million, year over year, primarily driven by favorable operating leverage associated with higher sales due to sharp global recovery from the COVID-19 induced economic downturn, impact of favorable price, and impact of favorable product mix.
Year over year, Adjusted EBITDA margin increased 390 basis points to 26.2%.
Rubber Carbon Black
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales increased by $64.5 million, or 36.1% to $242.9 million, year over year, primarily due to passing through of higher feedstock costs, and impact of favorable product mix.
Rubber Carbon Black segment volumes decreased by 5.2 kmt, or (3.0)%, to 173.0 kmt, year over year.
Gross profit of the Rubber Carbon Black segment increased by $5.0 million, or 12.0% to $47.1 million, year over year, primarily driven by passing through of higher feedstock costs, partially offset by lower volume.
Rubber Adjusted EBITDA increased by $1.1 million, to $27.4 million, year over year, primarily due to passing through higher feedstock costs, partially offset by lower volume and higher selling, general and administrative costs.
Adjusted EBITDA margin decreased (470) basis points to 11.3%, year over year.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales increased by $200.6 million, or 39.9% to $703.5 million, year over year, primarily driven by passing through of higher feedstock costs, higher sales due to sharp global recovery from COVID-19 induced economic downturn, favorable impact of foreign currency translation, and impact of favorable product mix.
Rubber Carbon Black segment volumes increased by 75.3 kmt, or 16.3%, to 537.8 kmt, year over year. reflecting higher demand.
Gross profit of the Rubber Carbon Black segment increased by $51.1 million, or 49.9% to $153.3 million, year over year, primarily reflecting higher sales volume, the pass through of higher feedstock costs and favorable product mix.
Rubber Adjusted EBITDA increased by $34.9 million, or 55.4%, to $98.0 million, year over year, primarily due to passing-through higher feedstock costs, favorable operating leverage associated with substantially higher sales volume, and favorable product mix, partially offset by higher general and administrative expenses and the one-time impact related to Winter Storm Uri.
Adjusted EBITDA margin increased 140 basis points to 13.9%, year over year.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net cash provided by operating activities	$121.3	$92.4
Net cash used in investing activities	(113.7)	(120.3)
Net cash provided by (used in) financing activities	(7.6)	60.9
2021
Net cash provided by operating activities during the nine months ended September 30, 2021, was $121.3 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in working capital and $82.9 million related to Evonik legal settlement gain. See Note L. Commitments and Contingencies for further discussion on Evonik legal settlement.
Net cash used in investing activities in the nine months ended September 30, 2021, amounted to $113.7 million, net. These expenditures were comprised of a combination of safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash used in financing activities during the nine months ended September 30, 2021, amounted to $7.6 million. Cash outflows during the nine months of $6.0 million were primarily related to repayments under our senior secured revolving credit facilities (“RCF”). Our financing activity included refinancing of our Term-loan and associated costs. See Note E. Debt and Other Obligations for further discussion on Term-loan refinancing.
2020
Net cash provided by operating activities for the nine months ended September 30, 2020, amounted to $92.4 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in the components of our working capital.

Net cash used in investing activities for the nine months ended September 30, 2020, amounted to 120.3 million. These expenditures were comprised of a combination of safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.

Net cash provided by financing activities for the nine months ended September 30, 2020, amounted to $60.9 million, primarily reflecting the company drawing under its revolver to bolster its cash position and enhance financial flexibility to successfully manage through the pandemic.

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
As of September 30, 2021, the company had total liquidity of $337.0 million, including cash and equivalents of $62.3 million, $238.8 million under our revolving credit facility capacity, including ancillary lines, and $35.9 million of capacity under other available credit lines. Net debt was $653.5 million and net leverage was 2.32x.
Net Working Capital (A Non-GAAP Financial Measure)
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

	September 30, 2021	December 31, 2020
	(In millions)
Inventories	$192.9	$141.5
Trade receivables	300.7	234.8
Trade payables	(150.2)	(131.3)
Net working capital	$343.4	$245.0
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
Our Net Working Capital increased from $245.0 million as of December 31, 2020, to $343.4 million as of September 30, 2021. The components of working capital that used or provided cash were:
•Inventories—due to higher oil prices and increase in production to meet forecasted demand resulted in raw material and finished goods inventory increases; and
•Trade receivables—increase was driven by higher sales due to higher product demand.
Those increases were partially offset by:
•Accounts payable—higher production and higher oil prices resulted in increased accounts payable.
Capital Expenditures (A Non-GAAP Financial Measure)
We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the unaudited Condensed Consolidated Financial Statements.
We plan to finance our Capital Expenditures with cash generated by our operating activities. With the exception of required expenditures in association with our settlement with the EPA we currently do not have any material obligatory commitments to make Capital Expenditures outside the ordinary course of our business. For further discussion on EPA settlement, see “Note L. Commitments and Contingencies”.
Capital Expenditures during the nine months ended September 30, 2021, amounted to $113.7 million were primarily associated with safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Capital Expenditures in the nine months ended September 30, 2020 amounted to $120.3 million and were mainly comprised of preservation and overhaul projects and in expenditures related to investments required to address the EPA requirements in the United States.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.

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
•volatility in the costs and availability of raw materials and energy;
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
•challenges to our decisions and assumptions in assessing and complying with our tax obligations; and
•potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion Engineered Carbons SA (a Luxembourg incorporated entity) in the United States (“U.S.”).
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Note S, Commitments and Contingencies. to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement - including those in the “2021 Outlook” and “Quarterly Business Segment Results” sections above - as a result of new information, future events or other information, other than as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended September 30, 2021 does not differ materially from that discussed under Item 7A in our 2020 Form 10-K.
Item 4. Controls and Procedures
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Orion Engineered Carbons S.A.
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

10.1
Ninth Amendment, dated as of September 30, 2021, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party thereto, the New Term Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, Goldman Sachs Bank USA as sole book runner and Deutsche Bank Securities Inc., ING Bank, a branch of ING-DiBa AG and UniCredit Bank AG in their capacities as exclusive mandated lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2021).

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

ORION ENGINEERED CARBONS S.A.

November 4, 2021	By	/s/ Bob Hrivnak
Name: Bob Hrivnak
Title: Interim Chief Financial Officer