Form 10-K
period 2021-12-31
Orion Engineered Carbons S.A.
filed 2022-02-17
CIK 1609804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No  ☐
Indicate by check mark whether the registrant has electronically submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates, based upon the closing price for the common shares, as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter, of $18.99, was approximately $1.2 billion.
The registrant had outstanding 60,656,076 shares of common stock as of February 14, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2022 Proxy Statement, in connection with the Company’s 2022 Annual Meeting of Shareholders (in Part III), as indicated herein.

Orion Engineered Carbons S.A

Orion Engineered Carbons S.A
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report contains and refers to certain forward-looking statements with respect to our financial condition, results of operations and business. These statements constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements of future expectations that are based on management’s current expectations and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those expressed or implied in these statements. Forward-looking statements include, among others, statements concerning the potential exposure to market risks, statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions and statements that are not limited to statements of historical or present facts or conditions.
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
•cash flow projections;
•the installation of pollution control technology in our United States (“U.S.”) manufacturing facilities pursuant to the EPA consent decree described herein;
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
•operational risks inherent in chemicals manufacturing, including disruptions due to technical facilities, severe weather conditions or natural disasters;
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
•geopolitical events in the European Union (“EU”), relations amongst the EU member states as well as future relations between the EU and other countries and organizations;
•environmental, health and safety regulations, including nanomaterial and greenhouse gas emissions regulations, and the related costs of maintaining compliance and addressing liabilities;
•possible future investigations and enforcement actions by governmental, supranational agencies or other organizations;
•our operations as a company in the chemical sector, including the related risks of leaks, fires and toxic releases;
•market and regulatory changes that may affect our ability to sell or otherwise benefit from co-generated energy;
•litigation or legal proceedings, including product liability and environmental claims;
                i

Orion Engineered Carbons S.A
•our ability to protect our intellectual property rights and know-how;
•our ability to generate the funds required to service our debt and finance our operations;
•fluctuations in foreign currency exchange and interest rates;
•the availability and efficiency of hedging;
•changes in international and local economic conditions, including with regard to the dollar and the euro, dislocations in credit and capital markets and inflation or deflation;
•potential impairments or write-offs of certain assets;
•required increases in our pension fund contributions;
•the adequacy of our insurance coverage;
•changes in our jurisdictional earnings mix or in the tax laws or accepted interpretations of tax laws in those jurisdictions;
•challenges to our decisions and assumptions in assessing and complying with our tax obligations; and
•potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion Engineered Carbons S.A. (a Luxembourg incorporated entity) in the U.S.
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
                ii

Orion Engineered Carbons S.A
PART I
Item 1. Business
Overview
Orion Engineered Carbons S.A. (“Orion”, “Company”, “we”, and “our”, “OEC”) is a Luxembourg joint stock corporation (société anonyme or S.A.), incorporated on July 28, 2014 as a Luxembourg limited liability company (société à responsabilité limitée). Our registered office is located at 6, Route de Trèves, L-2633 Senningerberg (Municipality of Niederanven), Grand Duchy of Luxembourg. Our principal executive office is located in Houston, Texas, U.S.
We are a leading global manufacturer of carbon black products. Carbon black is a powdered form of carbon that is used to create the desired physical, electrical and optical qualities of various materials. Carbon black products are primarily used as additives for the production of polymers, printing inks and coatings (“Specialty Carbon Black” or “Specialties”) and in the reinforcement of rubber polymers (“Rubber Carbon Black” or “Rubber”). Our core competencies include the ability to engineer the physical properties of carbon black to meet the functional needs of our customers. The Company is one of the largest global producers of specialty and rubber carbon black.
We operate a global supply chain network comprised of 14 production sites (including a joint venture in Dortmund, Germany) in 10 countries. In addition to our headquarters in Luxembourg, we have our principal executive office in Houston, Texas (U.S.), as well as offices in Frankfurt (Germany), Cologne (Germany), Shanghai (China), Seoul (South Korea), Tokyo (Japan) and other locations. Our principal research and development (“R&D”) center is located in Cologne (Germany). We also have laboratories to support our customers in Carlstadt, New Jersey (U.S.), Shanghai (China) and Yeosu (South Korea).
We are a premium supplier of carbon black generating long-term benefits for stakeholders while remaining committed to responsible business practices with a focus on team culture, reliability, quality and sustainability.
Our business is organized into two reportable segments: Specialty Carbon Black and Rubber Carbon Black. Our business segments are discussed in more detail later in this section.
Our internet address is www.orioncarbons.com. We make available free of charge on or through our website, our Annual Reports in Form 10-K, Quarterly Reports in Form 10-Q, current reports in Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). Information appearing on our website is not a part of, and is not incorporated in this Annual Report in Form 10-K.
Products and Applications
Specialty Carbon Black
Carbon black is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications.
The Company manufactures specialty carbon black for a broad range of specialized applications such as polymers, printing, batteries and coatings applications. The various production processes result in a wide range of different specialty carbon black grades with respect to their primary particle size, structure surface area and surface chemistry. These parameters affect jetness, tinting strength, undertone, dispersibility, electrical conductivity and other characteristics. Carbon black is an additive that enhances the physical, electrical and optical properties of our customer’s end products.
We have several post-treated specialty carbon black grades for coatings and printing applications, as well as several high purity carbon black grades for the fiber industry and conductive carbon black grades for polymers, coatings and new markets, such as for battery electrodes. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as coatings, inks, plastics, adhesives, toners, and batteries.
a.Products
i.Carbon Black for Coatings—We offer a broad range of specialty carbon black products for coatings, which includes products used for pigmentation in black coatings and enhancement of various other coatings (e.g., automotive base coats and architectural coatings), for conductivity and for tinting, as well as for paints and for light tinting in transparent coatings (e.g., metallic effects and wood glazing). The diversity of our manufacturing processes allows for the creation of a wide range of specialty carbon black grades with different structures and chemical properties, thereby allowing our products to impart unique characteristics to our customers’ products.

Orion Engineered Carbons S.A
ii.Carbon Black for Polymers—We offer a broad range of specialty carbon black products for polymers that provide products to a diverse range of end markets including pipe (e.g., gas, oil, municipal water, sewage), construction, energy distribution (e.g., power cables), automotive, agriculture, and consumer packaging. Certain products within this portfolio provide UV protection against polymer degradation for material such as pipe used for potable water, injection molding, agriculture films and cables. Other products include standard-to high-performance grades designed and modified to provide electrical conductivity, antistatic and reinforcing properties to many different polymer articles, including high-voltage cables, films, boxes and high-pressure pipes.
iii.Carbon Black for Printing—We offer a broad range of specialty carbon black products for printing products that provide numerous grades for different printing technologies and applications. We apply different process technologies to offer highly specialized products meeting specific requirements, including compliance with food-contact regulations and specially formulated products that require unique attributes such as color undertone, optical density and gloss.
iv.Carbon Black for Batteries—We also offer a broad range of specialty carbon black products for wide range of energy storage applications such as lead-acid batteries, dry cells, supercapacitors and lithium-ion batteries. The products, which are manufactured in different production processes, function as tailor-made additives to provide electrical conductivity to increase the performance of batteries.
b.Competition
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
a.Products
i.Carbon Black for Tires—We offer a broad range of carbon black products for tires, which includes high reinforcing grades and semi-reinforcing grades. Fine particle reinforcing grade carbon blacks are used mostly in the tread of tires. Other reinforcing grade carbon blacks are also used in different components of the tire carcass. In addition to standardized grades, we produce advanced grades tailored to meet specific customer performance requirements, such as ECORAX® grades designed to lower rolling resistance and high-performance grades for truck tires and high- and ultra-high-performance passenger car tires.
ii.Carbon Black for Mechanical Rubber Goods—We produce a wide range of carbon black products for a variety of MRG end-uses, including automotive production, construction, manufacturing of wires and cables, as well as certain food, consumer and medical applications. These grades have an exceptionally high purity and high consistency and satisfy special requirements needed for smooth surfaces and electrical resistance. These grades also disperse well in rubber compounds used in parts like window seals, automotive hoses, transmission belts, damping elements and electrically conductive and antistatic rubber goods.
b.Competition
We are one of the leading global producers of rubber carbon blacks. We compete with four companies that operate globally and numerous other companies that operate regionally, a number of which export product outside their region. The smaller regional suppliers mainly participate in standard and MRG applications and are less likely to provide specialized products used in higher end tire and MRG applications. Competition for our rubber carbon black products is generally based on product quality and performance, technical innovation, and customer service.

Drivers of Demand
Besides general global economic conditions, certain specific drivers of demand for carbon black differ among our operating segments. Specialty carbon black has a wide variety of end-uses, and demand is largely driven by the growth and development of the coatings, polymers, printing and batteries. Demand for specialty carbon black in the coatings and polymers industries is mainly influenced by the levels of industrialization, automobile original equipment manufacturer (“OEM”) demand, infrastructure development, consumer spending and construction activity. Demand for specialty carbon black in the printing industry is mainly influenced by developments in print media and packaging materials. Demand for specialty carbon black in the batteries industry is driven by electric vehicle penetration, growth of consumer and industrial batteries, and energy storage systems. Demand for rubber carbon black is largely driven by the growth and development of the automotive tire, commercial tire and MRG industries. Demand for rubber carbon black in tires is mainly influenced by the number of replacement and original equipment tires produced, which in turn is driven by (i) vehicle trends, including the number of vehicles produced and registered, and the number of miles driven, (ii) demand for high-performance tires, (iii) demand for larger vehicles,

Orion Engineered Carbons S.A
such as trucks and buses, (iv) consumer and industrial spending on new vehicles and (v) changes in regulatory requirements. Demand for rubber carbon black in MRG is mainly influenced by vehicle production and design trends, construction activity and general industrial production.
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
Customer Contracts
Most of our long-term contracts contain formula-driven price adjustment mechanisms for changes in raw material and/or energy costs and in some instances, foreign exchange rates. We sell carbon black under the following two main categories of contracts based on price adjustment mechanisms:
•Contracts with feedstock adjustments (indexed contracts)—This category includes contracts with monthly or, in some cases, quarterly automatic feedstock and/or energy cost adjustments, which cover approximately 70% of our global volumes.
•Non-indexed contracts—This category includes short-term contracts (usually shorter than three months) where sales prices of our carbon black products are not linked to carbon black oil market prices.
Many of our indexed contracts allow for periodic price adjustments, while a small portion (by volume sold) allow for quarterly price adjustments. These contracts have enabled us to reduce the impact of fluctuations in oil prices on our margins; however, rapid and significant oil price fluctuations have had and are likely to continue to have significant effects on our earnings and results of operations given (i) not all contracts contain price adjustment mechanisms and (ii) the value of our productivity improvements rises and falls with oil price movements.
See “Item 1A. Risk Factors—Risks Related to Our Business”—We are subject to volatility in the costs, quality and availability of raw materials and energy, which could decrease our production volumes and margins and adversely affect our business, financial condition, results of operations and cash flows. Sales prices under non-indexed contracts are reviewed on a regular basis to reflect raw material and energy price fluctuations as well as overall market conditions.
Raw Materials
Raw materials for our products are, in general, readily available and in adequate supply. The principal raw material used in the manufacture of carbon black is carbon black oil comprised of residual heavy oils derived from petroleum refining operations, the distillation of coal tars, and the production of ethylene throughout the world. Majority of our carbon black oil supply is covered by short and long-term contracts with a wide variety of suppliers. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs. Changes in our raw material supplier’s operating conditions and demand for their products could reduce the availability of certain very specialized feedstocks.
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
We maintain product applications and process development centers in Europe, Asia and the Americas. Our Innovation Group is divided into applications technology and process development teams, which cover both Specialty Carbon Black and Rubber Carbon Black. The applications technology team works closely with our major clients to develop innovative products and expand the applications range for carbon black products. The process development team works closely with our manufacturing and procurement teams to improve production processes, product quality and cost structure.
Our Innovation function’s leading center of excellence is located in Cologne (Germany) to support and enhance our global Innovation (research and development or “R&D”) function activities. This center includes applications technology laboratories and process development staff, co-located with our pilot process development facilities. Staffing in our Cologne technical center includes physicists, chemists and engineers who can effectively and efficiently collaborate to create and analyze various carbon black properties with a goal to

Orion Engineered Carbons S.A
develop new products to meet customer requirements. Common processes and information technology tools further enhance coordination and communication with our regional technical centers located in China, South Korea and the U.S.
•Applications Technology—Our goal is to remain at the forefront of the industry in terms of product development by having dedicated applications technology facilities. Success relies on close collaboration with customers, often through long-term R&D alliances, which create superior technical interfaces. These interactions enable us to develop tailored solutions and meet unique customer requirements.
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
•Intellectual Property—We consider intellectual property development and management as a source of strategic competitive advantage. We initiate and maintain patents and trademarks, with varying expiration dates, on a number of our products and processes. We sell our products under a variety of patents and trademarks we own and take reasonable measures to protect them.
In connection with the separation of our business from Evonik Industries AG, Germany (“Evonik”), Evonik assigned to us its intellectual property that was exclusively used in its carbon black business, as well as certain intellectual property rights that are still in use in its retained business. However, we may be restricted in leveraging our intellectual property that we use on the basis of a license from Evonik or the intellectual property that is subject to grant-back license to expand our business into fields outside of carbon black. For additional information, see “Item 1A. Risk Factors—Legal and Regulatory Risks—We may not be able to protect our intellectual property rights successfully.”
Human Capital
We are a group of people who share one common passion: carbon black. Our success depends on attracting, recruiting, training, and developing a diverse, talented global workforce. We are committed to providing our employees with equal opportunities for learning and personal growth in an environment where their voices can be heard and creativity and innovation are encouraged. To this end, our aspiration is to be the employer of choice in our industry.
Aligning employee engagement and enablement is integral to the continued success of Orion. We have built a value system around a foundation of appreciating our employees through trust, respect and development. To ensure our employees are both motivated to do their work and are equipped with the right tools and training to be successful, we start with listening. We use employee surveys and listening sessions to help ensure all the voices of our employees are heard. We used the feedback from our employee surveys and listening sessions to prioritize our human capital strategy and make investments in a new learning platform and performance management system. Further, we have upgraded our talent management and development programs, focusing on specific actions to improve attraction, engagement, learning and development, and retention.
Orion is made up of over 1,475 employees with plants, laboratories and offices in 23 locations across 13 countries in all 3 regions (Americas, Asia/Pacific (“APAC”) and Europe/Middle East/Africa (“EMEA”)). Inspiring the entire Orion workforce to function as one team is critical to our success. We believe this is possible when we accept and value each individual for who they are. Indeed, valuing people is one of Orion’s core values which define who we are and the expectation we have of Orion colleagues in our interactions with other employees, customers, suppliers and within the communities where we operate. Building on this foundation, we value our people irrespective of their nationality, race, gender, citizenship status, ethnic origin, sexual orientation, gender identification, religion or philosophy, disability and age, among others; and we strive to put this into practice when hiring, developing and retaining talents.
A focus on promoting from within has led to continued increases in internal fill rates and the involvement of business leaders across the organization in talent reviews to assess employees on performance and future potential. These talent reviews continue to uncover talent gaps, identify high potential employees, build bench strength, increase retention, and help us identify our future leaders and innovators.
We uphold the freedom of association and fully recognize the right of collective bargaining. Certain of our employees worldwide are represented through unions and works councils. We value exchanging information and views with the local unions and works councils with the view to finding solutions to our common issues and ensuring success for both our employees and the company.

Orion Engineered Carbons S.A
Labor Relations
Our employees are represented by labor unions, industry groups and works councils in accordance with local law and practices. Membership in employee labor unions varies in accordance with the business area, local practice and country. We have entered into collective bargaining agreements with employee labor unions either directly or as members of industry-wide unions or employer organizations. Approximately 73% of our employees are covered by such agreements. These agreements typically govern, among other things, terms and conditions of employment and reflect the prevailing practices in each country. We believe we have stable relations with our employees and voluntary turnover is low.
In 2017, 35 of the former employees in our closed facility in Ambès, France filed claims with the labor court of Bordeaux contesting the termination of their employment and seeking damages. Of these claims 31 are pending in the courts and our results of operations reflect accruals made by us to satisfy our best estimate of these claims should the former employees prevail.
Environmental, Health and Safety Matters
Protection of people and the environment, fair treatment of our partners and a clear alignment to our customers’ needs are essential components of our activities. We strive not only to comply with all applicable laws and voluntary obligations, but to continuously improve our performance and management systems. Our integrated global management system with established standards and processes is based on the principles of the Responsible Care, International Organization for Standardization’s (“ISO”) 9001 Quality Management System, ISO 14001 Environmental Management Systems, and ISO 45001 Safety Management Systems. All of our operating sites with the exception of our facility in France are third-party certified to ISO 14001 and ISO 9001 standards. Our facility in France is ISO 9001 certified and we plan to get ISO 14001 third party certified in 2022. The global management system outlines our processes and procedures practiced in relation to environmental protection, occupational and process safety, health protection and quality management as well as sustainable compliance, social accountability and product stewardship. Our sustainability report is accessible on our webpage: www.orioncarbons.com.
Our operations involve the use, processing, handling, storage and transportation of materials that are subject to supranational, national and local environmental and safety laws and regulations. Our production facilities require operating permits that are subject to renewal or modification. We believe that our operations are currently in substantial compliance with all applicable environmental, health and safety laws and regulations. Although our management systems and practices are designed to ensure compliance with laws and regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental, health and safety expenditures.
Environmental
Air Quality—One of the main environmental challenges of a carbon black plant is the management of exhaust gas from production processes. This exhaust gas contains a number of regulated pollutants, including carbon monoxide, nitrogen oxides and sulfur compounds. The most common method for controlling these gases is through combustion, which produces useable energy as a by-product. Currently, eight manufacturing sites, including one jointly owned production facility, have the capability to beneficially utilize these gases through some form of energy co-generation, such as the sale or reuse of steam, gas or electricity.
The primary air pollutants of concern include sulfur dioxide (“SO2”), nitrogen oxides (“NOx”) and particulates. In order to maintain compliance with emission requirements in certain jurisdictions, we utilize various desulfurization and de-NOx processes. We control the particulate matter by using our bag filter technology.
In the European Union, we are subject to the EU Directive No. 2010/75/EU on industrial emissions (“IED Directive”), which regulates pollution from industrial activities and includes rules aiming to reduce emissions into air, water, and land and to prevent the generation of waste. In addition to the IED Directive and its implementation, European jurisdictions in which we operate may provide for further regulations regarding emission reduction and safety technology standards that apply to our facilities (for example, the German Emissions Control Act). The EU Commission is currently doing a revision of EU measures addressing pollution from large industrial installations, as announced in the European Green Deal. The aims of the revision are to progress towards the EU’s zero pollution ambition for a toxic-free environment and to support climate, energy and circular economy policies. This includes the revision of the IEC Directive.
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
Pursuant to the CAA, the EPA has developed industry-specific National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for stationary sources classified as “major” on the basis of their hazardous air pollutant emissions under which we are required to comply with Maximum Achievable Control Technology (“MACT”) standards. Our U.S. facilities are subject to MACT standards applicable to

Orion Engineered Carbons S.A
carbon black facilities, as well as MACT standards applicable to industrial boilers. The EPA is promulgating carbon black MACT which will impose operating requirements for our U.S. Plants. The U.S. plants are generally compliant already and we will start a program of verifying that we meet these new requirements in 2022 with the aim of being fully compliant based on the EPA’s schedule.
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
Greenhouse Gas Regulation and Emissions Trading—Our facilities also emit significant volumes of CO2. In the European Union, all of our production facilities (except for our manufacturing site in France) are subject to the European Emission Trading System (“ETS”) for CO2 emissions. Industrial sites to which the ETS applies receive a certain volume of allowances in metric tons to emit greenhouse gasses (“GHGs”) and must surrender allowances in equivalent volume for each metric ton of greenhouse gas (“GHG”) emitted. Carbon black production is currently listed on the carbon leakage list, which allows receiving the significant share of needed emission allowances free of charge. From January 1, 2021, the EU ETS has stepped into its Phase 4 period running until 2030. However, as part of the EU Green Deal the EU has adopted a climate law enshrining its new climate targets of at least a 55% reduction in greenhouse gas emissions by 2030 compared to 1990 levels and net zero by 2050. The European Commission published its first part of the “Fit for 55” package in July 2021 to enable the EU to meet those targets. The actual EU ETS is expected to be subject to regular reviews and possible changes in order to ensure the way to achieve those climate reduction targets.
The design concept of the South Korean ETS is similar to the European EU ETS. We may need to purchase emission rights to cover the shortfall where emissions exceed the quantity of free allowances, incurring additional costs.
In the United States, the EPA regulates GHG emissions under the Clean Air Act, and has adopted rules that require reporting of GHG emissions by owners and operators of facilities in certain source categories, which include our facilities. At the state level, some states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Currently none of our plants are located in states that implemented GHG cap-and-trade programs, but there is no assurance that future changes would not materially affect our operations or require material capital expenditures. The adoption of legislation or regulations that require reporting of GHGs, establish permitting thresholds based on GHG emissions or otherwise limit or impose compliance obligations for emissions of GHGs from our equipment and operations could require us to incur costs to obtain and comply with permits, reduce emissions of GHGs associated with our operations or purchase carbon offsets or allowances.
There are also ongoing discussions and regulatory initiatives in other countries in which we have facilities, regarding GHG emission reduction programs. For instance, South Africa has adopted CO2 tax regime.
Water Quality—Our plants are net consumers of water and are generally subject to laws and regulations related to water management. Most of our plants recycle a substantial amount of the water used in the manufacturing process, which is used as “quench water” in the cooling process.
Contamination—As we handle chemicals that could cause water or soil contamination, we may be subject to remediation obligations under national law. Additionally, third parties may be able to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.
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
Non-hazardous and Hazardous Waste—In some jurisdictions in which we operate we are subject to provisions regarding waste management and the handling and storage of hazardous substances. We generate both hazardous and non-hazardous wastes at our facilities that we manage in accordance with applicable regulations. Waste streams generated at our facilities include but not limited to office trash, carbon black, solvents, refractory materials, catalyst materials, and non-saleable sulfuric acid. Certain facilities have on-site landfills permitted for the current disposal of non-hazardous solid waste.
Energy Surcharge—The German Renewable Energies Act (“EEG”) grants above-market payments to the producers of energy generated from renewable sources. To balance these payments, an energy surcharge is imposed on the consumers of such energy. Certain exemptions regarding that surcharge are provided in the EEG, in particular for energy intensive industries and captive usage. It is expected that the

Orion Engineered Carbons S.A
exemption from the energy surcharge regarding electricity generated for the Company’s own consumption will continue to be grandfathered. However, there is no assurance that we can maintain the exemption status permanently.
Chemical Regulations—Some jurisdictions we operate in have established regimes to regulate or control chemical products to ensure the safe manufacture, use and disposal of chemicals.
In the European Union, the Regulation on Registration, Evaluation, Authorization of Chemicals (“REACh”) requires chemical manufacturers and importers in the European Union to register all chemicals manufactured in, or imported into the European Union in quantities of more than one metric ton annually. Registration has to be made with the European Chemicals Agency (“ECHA”), and the use of certain “highly hazardous chemicals” must be authorized by ECHA. Furthermore, REACh Regulation contains rules on bringing substances to the market that have been identified as substances of very high concern. In the United States, we are subject to federal and state chemical regulations. In particular, we are subject to the California Safe Drinking Water and Toxic Enforcement Act, which imposes labeling and record keeping requirements. In South Korea, under the Chemical Control Act, coal-based feedstock oils such as crude coal tar (“CCT”), coal tar distillate (“CTD”) and soft pitch oil (“SPO”) containing more than 0.1% quinoline are treated as hazardous chemicals requiring production sites to be duly licensed.
We are a member of the International Carbon Black Association (the “ICBA”). The ICBA seeks to address common environmental, health and safety issues, undertakes research on health implications of carbon black, and serves as the leading advocate for the industry in the regulatory and public-interest arenas. The ICBA funds research on international environmental, health, product safety and workplace safety matters.
We are also a member of the European consortium for carbon black (“cb4reach Consortium”) which has pre-registered and registered carbon black with ECHA as required by the REACh Regulation. Besides the Company, the following companies are members of the cb4reach Consortium: Cabot Corporation, Cancarb Limited, Birla Carbon, Continental Carbon Company, Tokai Carbon CB Ltd. and Imerys Graphite & Carbon.
Health and Safety—The health and safety of our employees and customers is one of our highest priorities. We maintain very good performance in occupational injury and illness rates. New employees and contractors working on site are given environmental, health and safety (“EHS”) training and we keep track of EHS concerns and issues. Employees are required to report and log incidents including near misses into the electronic EHS management system. Our sites are required to implement and report EHS leading and lagging indicators for EHS performance. Plant managers are required to track and monitor these leading and lagging indicators and take action as appropriate. Leading and lagging indicator data and incidents are reviewed by senior management on a monthly basis.
Carbon black is produced under controlled conditions and has high purity levels. It therefore differs from other combustion products that may contain high concentrations of hazardous compounds. Due to its high purity, certain carbon black grades are permitted for use in cosmetics or in products in contact with food.
The International Agency for Research on Cancer (“IARC”) classifies carbon black as a Group 2B substance (possible human carcinogen). We have communicated IARC’s classification of carbon black to our customers and employees in accordance with applicable regulatory requirements. The Permanent Senate Commission for the Investigation of Health Hazards of Chemical Compounds in the Work Area (the “MAK Commission”) of the German Research Foundation (Deutsche Forschungsgemeinschaft), which uses a different rating system, classifies carbon black as a suspect carcinogen (Category 3B). To the best our knowledge, other national and international health organizations have not rated carbon black. Any risk reclassification of our raw materials, intermediates or finished product could result in increased operating costs or affect product lines or sales.
The Community Rolling Action Plan (“CoRAP”) indicates substances for evaluation by the European Member States. The evaluation aims to clarify the initial concern that manufacturing and/or use of shortlisted substances could pose a risk to human health or the environment. With ECHA's update of the CoRAP list in March 2016 Carbon black was included in CoRAP for substance evaluation in 2018 though it has been postponed several times. With ECHA’s most recent update from December 2021 the carbon black substance evaluation is proposed to be further delayed to 2024. The substance evaluation for carbon black was proposed by France. The initial reasons of concern raised by the French Agency for Food, Environmental and Occupational Health & Safety (“ANSES”) relate to carbon black being an alleged carcinogenic substance and a suspected reproduction toxicant. Orion is working as a member of the cb4reach Consortium and ICBA to address the reasons for nomination. The conclusion of the evaluation may have significant business impact should ANSES conclude that carbon black poses a risk to human health. A potential outcome could be a harmonized classification and labeling of carbon black for carcinogenicity and toxicity to reproduction. These developments may significantly affect our business, including increasing costs of doing business.
According to the recommendation of October 18, 2011 (2011/696/EU), carbon black is defined as a nanomaterial in Europe. Afterwards the ISO developed the ISO TC 229 “Nanotechnologies,” which considers carbon black as a “nano-structured material.” Other countries (such as, US, Canada, France, Belgium, Sweden, Switzerland, etc.) have implemented notification schemes related to nano materials. In Europe, Commission Regulation (EU) 2018/1881 as of December 3, 2018 amending the REACh regulation introduced new information requirements for substances with forms meeting the definition criteria of EU COM 2011/696/EU. The notification of carbon black under the different notification schemes as well as meeting the new nano-related information requirements under REACh requires capital and resource commitments to compile and file dossiers. Furthermore, more and more specific requirements for substances regarded as

Orion Engineered Carbons S.A
nanomaterials are emerging with Europe. For example, Germany is planning to introduce a more stringent Occupational Exposure Limit for nanomaterials. These developments may significantly affect our business, including increasing costs of doing business.
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
Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus and its mutations (“COVID-19”). The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption to supply-chain and financial markets. Many state and local jurisdictions have periodically imposed “lock down” orders to businesses and schools, personal or collective quarantines, restrictions on travel and mass gatherings as well as other measures to slow the spread of the virus.
The COVID-19 pandemic infection rate remains high in many parts of the world. The pandemic could adversely impact our operations in a number of ways, including the temporary suspension of production at our customer’s and our own manufacturing facilities, disruptions to our supply chain and to our capital projects, restrictions on the ability of many of our employees to work at optimal efficiency due to governmental mandated quarantine obligations and other restrictions. If we experience operational or supply chain disruptions, or such disruptions are exacerbated or prolonged in the future, our business, results of operations and liquidity may be adversely impacted. In particular, the inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays in delivery to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we are able to find alternate sources for our supply needs, they may cost more, which could adversely impact our profitability and financial condition.
In addition, economic uncertainty may cause additional delays, cancellation, or redirections of planned orders.
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

Orion Engineered Carbons S.A
Our business is subject to operational risks, which could adversely affect our business, financial condition, results of operations and cash flows.
Our operations are subject to hazards inherent in chemicals manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including, but not limited to, fires and explosions, accidents, accidental oil or products releases, severe weather and natural disasters (including hurricanes, tornadoes, ice storms, droughts, floods and earthquakes, all of which are significantly increasing in likelihood because of climate change), pandemics or epidemics, mechanical failures, unscheduled downtime at our production facilities, transportation interruptions, disruption to harbor-, road-, pipeline- or storage tank-access, pipeline, tank and silos leaks and ruptures, quality problems, technical difficulties, energy grid shutdowns, discharges or releases of toxic or hazardous substances or gases, other environmental risks, and sabotage, terrorist attacks or other acts of violence as well as potential boycotts, general strikes, sanctions or blockades.
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
Customer concentration is driven by the consolidated nature of the industries we serve. In 2021, our top ten customers accounted for approximately 41% of our volume measured in thousand metric tons (“kmt”). Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. The loss of any of our major customers (including due to industry consolidation) or a reduction in volumes sold to them, could adversely affect our results of operations. Any deterioration in the financial condition of any of our customers or the industries they operate in or serve that impairs our customers’ ability to make payments to us could decrease our sales or increase our uncollectible receivables and could adversely affect our business, financial condition, results of operations and cash flows.
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
Although carbon black continues to offer opportunities for product and process innovation, we cannot be certain that the investments we make in our Innovation function will result in proportional increases in revenue or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, industry acceptance or insufficient industry size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could adversely affect our business, financial condition, results of operations and cash flows.
As a reinforcing agent in certain rubber applications, carbon black competes primarily with precipitated silica in combination with silane, which are both not part of our product portfolio. Historically, silica has offered some performance benefits over carbon black in the area of rolling resistance. To date, silica-based tire applications have gained position in passenger car tire treads. Although substitution has not been significant due to carbon black’s cost advantage, technological advances and changing customer requirements may lead to increased

Orion Engineered Carbons S.A
demand for silica-based tires, especially in developed regions. Increased substitution and competition from precipitated silica producers could adversely affect our business, financial condition, results of operations and cash flows. If we should decide to include precipitated silica in combination with silane in our product portfolio in the future, we may be restricted in our ability to do so under our intellectual property sharing arrangements with Evonik and its affiliates, one of our previous owners.
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
Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to fluctuations in worldwide supply and demand as well as other factors beyond our control. The preponderance of the cost of raw material used in the production of carbon black is related to petroleum-based or coal-based feedstock known as carbon black oil, with some limited use of other raw materials, such as acetylene, hydrogen and natural gas. We obtain a considerable portion of our raw materials and energy from selected key suppliers. Although we maintain raw material reserves, if any of these suppliers is unable to meet its obligations under supply agreements with us on a timely basis or at all, or if we cannot source sufficient supply, we may be forced to incur higher costs to obtain the necessary raw materials and energy elsewhere or, we may not be able to obtain carbon black oil or raw materials at all. Additionally, raw material sourcing and related infrastructure (e.g., harbor access, cargo or ship availability, pipeline-, tank- or road-access), may be subject to local developments or regulations in certain jurisdictions where we operate that may reduce, delay or halt the physical supply of raw materials. Our inability to source quality raw materials or energy in a timely fashion and pass-through cost increases to our customers could have an adverse impact on our business, financial condition, results of operations and cash flows.
Most of our rubber carbon black supply contracts contain provisions that adjust prices to account for changes in a relevant feedstock price index. We are exposed to oil price fluctuations and there can be no assurance that we will be able to shift price risks to our customers. Success in offsetting increased raw material, energy and tax or tariff costs with related price increases is also influenced by competitive and economic conditions, as well as the speed and severity of such changes, and could vary significantly, depending on the segment served. Such increases may not be accepted by our customers, may not be fully reflected in the indices used in our pricing formulas, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. Oil and energy price fluctuations have had and are likely to continue to have significant and varying effects on our earnings and results of operations, partly because oil price changes affect our sales prices and our cost of raw materials and energy at different times and amounts, and partly due to other factors, such as differentials affecting the ultimate carbon black oil price paid by us (versus a particular reference price index), carbon black oil usage amounts and ongoing efficiency initiatives, the value of which fluctuates with oil prices. Failure to fully offset the effects of fluctuating raw material or energy costs could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, volatility in costs and pricing could result in commercial disputes with suppliers and customers regarding the interpretations of complex contractual pricing arrangements, which could adversely affect our business.
Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which can affect our Net Working Capital, cash requirements and operating results. Changes in raw material and energy prices have a direct impact on our Net

Orion Engineered Carbons S.A
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
On June 7, 2018, a consent decree (the “EPA CD”) between Orion Engineered Carbons LLC and the United States on behalf of U.S. Environmental Protection Agency (“EPA”), as well as the Louisiana Department of Environmental Quality became effective. See “Note Q. Commitments and Contingencies” to the Company’s audited financial statements included in this Annual Report in Form 10-K for a description of the EPA CD. We have four plant sites that fall under the EPA CD, of which the construction projects at Ivanhoe (Louisiana) and Orange (Texas) facilities have been completed.
We estimate the installations of monitoring and pollution control equipment at the remaining two Orion plants in the U.S. will require capital expenditure totaling approximately $90 million. This could be further revised subject to scope design and estimation efforts presently underway. However, the actual total capital expenditures we might need to incur in order to fulfill the requirements of the EPA CD remain uncertain. The solutions Orion ultimately chooses to implement at its remaining facilities may differ in scope and operation from those it currently anticipates for such facilities and factors, such as timing, target levels, changing cost estimates and local regulations, could cause actual capital expenditures to significantly exceed current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Noncompliance with applicable emissions limits could lead to payments to the EPA or other penalties.
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

Orion Engineered Carbons S.A
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
We are party to collective bargaining agreements. We also are required to consult with our employee representatives, such as works councils, on certain matters such as restructuring, acquisitions and divestitures. Although we believe that our relations with our employees are good, there can be no assurance that current agreements may not be terminated, new agreements will be reached or consultations will be completed without union or works council actions or on terms satisfactory to us. Current and future negotiations and consultations with employee representatives could have a material adverse effect on our business. In addition, a material work stoppage or union dispute could adversely affect our business, financial condition, results of operations and cash flows.
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

Orion Engineered Carbons S.A
Legal and Regulatory Risks
Our operations are subject to environmental, health and safety laws and regulations. We have been and may in the future be subject to investigations by regulatory authorities in respect of alleged violations and may incur significant costs to maintain compliance with, and to address liabilities under, these laws and regulations.
We are subject to extensive supranational, domestic, foreign, federal, state and local laws and regulations governing environmental protection and occupational health and safety, all of which may be subject to change in the future. The production and processing of carbon black and its byproducts involve the handling, transportation, manufacture, use and disposal of substances or components that may pose environmental risks or be considered toxic, hazardous or carcinogenic under applicable laws. We are also required to obtain permits or other approvals from various regulatory authorities for our operations, which may be required for matters including air emissions as well as wastewater and storm water discharge, storage, handling and disposal of hazardous substances, remediation of soil or buildings and operation, maintenance and closure of landfills. If we violate or are found to have violated or otherwise fail to comply with laws, regulations or permits or other approvals, or fail to receive the timely renewal of and due application for required permits, we may have to limit production, incur fines and civil or criminal sanctions, be required to undertake significant capital expenditures to achieve compliance, or be subject to other obligations by one or more regulatory authorities. Certain environmental laws and regulations could also impose strict liability, meaning the Company could be forced to incur liability for environmental damage caused by a party other than the Company, even in circumstances where the Company’s actions were entirely lawful.
If environmental harm to soil, groundwater, surface water or natural resources is found to have occurred as a result of our current or historical operations, (prior to the existence of the Company), and we may be required to incur significant remediation costs at our current or former production facilities or at third-party sites. Many of our facilities have a long history of operation, which might in the future incur environmental compliance and remediation costs due to past spills, chemical storage, wastewater treatment and waste disposal practices and other activities depending on developing laws. For instance, some of our facilities have onsite landfills that have been open for a number of years; we may incur significant costs when these landfills are closed in accordance with applicable laws and regulations. Under certain laws and regulations, the obligations to investigate and remediate contamination at a facility or site may be imposed on current and former owners or operators, disposed of waste on–site. Liability under such laws and regulations may be without regard to fault or to the legality of the activities giving rise to the contamination. As a result, we may incur liabilities for wastes, including hazardous wastes, generated by our operations and disposed of onsite or at offsite locations, even if we were not responsible at the time the waste was disposed. Further, we may also incur additional closure and cleanup costs in connection with the closure of plants or separate feedstock storage sites, including costs relating to decommissioning of equipment, asbestos removal and relocation or closure of operating equipment such as storage tanks, wastewater treatment systems, ponds and landfills.
Our operations inherently create significant hazards when storing carbon black oil, converting carbon black oil to carbon black and packaging and storing of carbon black and shipping the products to the customers. These hazards and risks include fires, explosions, spills, discharges and other releases, any of which could impact the environment, neighboring community and our employees, which could result in, environmental pollution, personal injury or wrongful death claims and damage to our & neighboring properties. In these cases, the authority could impose fines and the Company could be required to rectify any damage which occurs outside of our fence lines.
Environmental and safety regulations are subject to frequent change, as are the priorities of those who enforce them, and we could incur substantial costs to comply with future laws and regulations. The trend in environmental regulation is to impose increasingly stringent restrictions on activities that may affect the environment. Such future regulations include legislation designed to reduce emissions of GHG, SO2, NOx, particulate matter and other air pollutants. For instance, the European Union has enacted GHG legislation and continues to expand the scope of such legislation. The EPA has promulgated regulations applicable to operations involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on GHG emissions. Any new or amended environmental laws and regulations may result in costly measures for matters subject to regulation, including but not limited to more stringent limits or control requirements for our air emissions; new or increased compliance obligations relating to emission of GHG, SO2, NOx, and particulate matter; any parameter our operations could have on the environment or surrounding community; which, in each case, could have a material adverse effect on our operations and financial condition. We may be unable to offset these costs with price increases, productivity improvements, or cost-reduction efforts. Any success we do have in offsetting these costs will depend on competitive and economic conditions that are inherently variable.
Compliance with future more stringent environmental laws and regulations may result in significantly increased capital expenditures related to prevention and remediation. Our ability to continue as a going concern may be impacted if we are unable to finance these increasing compliance costs. Regardless, we will be forced to evaluate what non-capital expenditure costs need to be incurred in order to satisfy climate change and other environmental disclosure obligations imposed on us by the various regulations.
Certain national and international health organizations have classified carbon black as a possible or suspect human carcinogen. To the extent that, in the future, (i) these organizations re-classify carbon black as a known or confirmed carcinogen, (ii) other organizations or government authorities in other jurisdictions classify carbon black or any of our other finished products, raw materials or intermediates as suspected or known carcinogens or (iii) there is discovery of adverse health effects attributable to the production or use of carbon black or any of our other finished products, raw materials or intermediates, we could be required to incur significantly higher costs to comply with environmental, health and safety laws, or to comply with restrictions on sales of our products, our reputation and business could be adversely affected, and we could become the subject of litigation or enforcement actions. In addition, chemicals that are currently classified

Orion Engineered Carbons S.A
as harmless may be classified as dangerous in the future, and our products may have characteristics that are not recognized today but may be found in the future to impair human health or to be carcinogenic. See “Item 1. Business, Environmental, Health and Safety Matters.”
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
The international community continues to negotiate a binding treaty that would require reductions in GHG emissions by developed countries. In addition, a number of further measures addressing GHG emissions may be implemented, such as a successor international agreement, if any, to the Kyoto Protocol and the EU’s proposal to consider raising its commitment to reduce carbon emissions to at least 55% below 1990 levels by 2030. The United Nations Conference on Climate Change in December 2015 led to the creation of the Paris Agreement and encourages countries to continuously review and improve their GHG emission reduction goals. While signing the Paris Agreement does not legally bind countries to reduce GHG emissions, countries that participate may respond by enacting legislation or regulations in order to progress in lowering GHG emissions. In the United States, Congress has from time to time considered legislation to reduce emissions of GHGs, but no comprehensive legislation has been enacted to date, and significant uncertainty currently exists as to how any such GHG legislation or regulations would impact large stationary sources, such as our facilities in Belpre (Ohio), Borger (Texas), Orange (Texas) and Ivanhoe (Louisiana), and what costs or operational changes these regulations may require in the future. Some U.S. states have taken legal measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional or state GHG cap-and-trade programs. South Africa, where we have an operating plant, has adopted CO2 tax regime. There are also ongoing discussions and regulatory initiatives in other countries, including in Brazil where we have facilities, regarding GHG emission reduction programs, but those programs have not yet been defined. There is no assurance that, in the future, the current level of regulation will continue in the jurisdictions where we operate. In addition, several countries, spanning across Europe, the Middle East, Africa, and the Asia-Pacific, are currently evaluating further and more restrictive regulations to reduce GHG emissions and to implement stricter environmental regulations generally.
Compliance with current or future GHG regulations governing our operations may result in significantly increased capital and operating expenditures for measures such as the installation of more environmentally efficient technology or the purchase of allowances to emit GHGs. Examples of such expenditures may include, but are not limited to, becoming subject to carbon and GHG emission trading requirements under which we may be required to purchase carbon credits and other offsets aimed at reducing our ecological footprint if our emission levels exceed our allocations. Costs of complying with regulations could increase, as concerns related to greenhouse gases and climate change continue to emerge. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts. Such price increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. While their potential effect on our manufacturing operations or financial results cannot be estimated, it could be substantial. There is no way to predict the form that future regulations may take or to estimate any costs that we may be required to incur with respect to these or any other future requirements. In addition to the increased expenditures outlined above, such requirements could also adversely affect our energy supply, or the costs (and types) of raw materials we use, and ultimately may directly or indirectly restrict our operations or reduce demand for our products. The realization of any or all of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1. Business, Environmental, Health and Safety Matters.”
Developing regulation of carbon black as a nano-scale material could require us to comply with costly new requirements.
Carbon black consists of aggregates of primary nano-scale particles. The EPA and other governmental agencies are currently developing a regulatory approach under which they will collect further data on nano-scale materials, including carbon black, under the Toxic Substances Control Act (“TSCA”). In addition, the EPA and other nations’ environmental regulatory authorities, including the European Commission, are also conducting extensive environmental health and safety testing of nano-scale materials. If carbon black is found to be harmful to humans and/or to the environment, it could be subject to more stringent regulatory control, which could require us to incur significantly higher costs to comply with new environmental, health and safety laws and could adversely affect our reputation and business. See “Item 1. Business, Environmental, Health and Safety Matters.”
Parallel to the TSCA, the European Commission is in the process of defining “nano-material”. According to its recommendation of October 18, 2011 (2011/696/EU) carbon black is defined as a nanomaterial. In a similar approach, the International Organization for Standardization (“ISO”) developed the ISO TC 229 “Nanotechnologies,” which considers carbon black a “nano-structured material.” The industry is not yet generally affected by these definitions. However, certain regulations regarding cosmetics applications or articles which are intended for food contact have already been implemented, and other regulations are being discussed which may affect the use of carbon

Orion Engineered Carbons S.A
black in the future. This development may significantly affect our business in a manner we cannot predict, including by increasing the costs of doing business or decreasing the marketability of our products.
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
In December 2006, the EU signed the REACh (Registration, Evaluation, Authorization and Restriction of Chemicals) legislation. This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in their products through a substance registration process. We have registered under REACh, which is a functional prerequisite to the continued sale of our products in the EU markets. REACh presents a risk to the continued sale of our products in the EU should our existing classification registration no longer apply as a result of changes in the interpretation of REACh by the authorities, changes in our product mix or purity, or if the EU seeks to ban or materially restrict the production or importation of the chemical substances used in our products. In March 2016, the European Chemical Agency (ECHA) announced a carbon black substance evaluation, and carbon black was included in the Community Rolling Action Plan (CoRAP). CoRAP listed substances have been prioritized for substance evaluation. The reasons for including carbon black in CoRAP are carbon black being suspected of posing a risk to human health (carcinogenic, suspected reproduction toxicant), exposure of workers, exposure of sensitive populations and a high (aggregated) tonnage and use potential. The evaluation, which will be conducted by ANSES (the French Agency for Food, Environmental and Occupational Health & Safety), is scheduled to take place starting in 2024 under the CoRAP (which is likely to be adopted in 2022). The outcome of the evaluation will be of significant importance for the carbon black industry.
Additionally, other organizations and countries, including South Korea and China, have adopted or may in the future adopt comparable or even more restrictive regulations than REACh, which could affect our ability to manufacture and sell certain products in the future.
In certain jurisdictions, carbon black has been added to lists of hazardous products that are subject to labeling and other requirements. Compliance with these requirements is required to sell our products in these jurisdictions, and noncompliance may result in material fines or penalties or other enforcement actions, including injunctions, recalls or seizures, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Changes in the classification of carbon black on these lists or to the applicable regulations could result in more stringent or new requirements and adversely affect our compliance costs. See “Item 1. Business, Environmental, Health and Safety Matters.”
Market and regulatory changes may affect our ability to sell or otherwise benefit from co-generated energy, which may adversely affect our business, results of operations and cash flows.
Currently, eight of our manufacturing sites have some form of co-generation transforming waste heat from combusting exhaust gas, the main by-product of the carbon black production process, into electricity, steam or hot water. Some of this co-generated energy is self-consumed and the excess may be sold to third parties. Our ability to benefit from co-generation, and in particular our ability to sell it to third parties, may be limited due to general market conditions or regulatory changes, which may adversely affect our business, results of operations and cash flows.
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
From time to time, we may be involved in various claims and lawsuits arising in the ordinary course of our business. In particular, certain asbestos related claims have been filed with respect to time periods when previous owners were in control of our business. Some matters

Orion Engineered Carbons S.A
involve claims for damage payments as well as other relief. Additional claims by (former) employees based on alleged past exposure to asbestos or other substances with negative health effects may be received in the future.
We may also be subject to litigation based on environmental matters such has pollution, remediation, contamination, or exposure to hazardous substances either in the workplace or resulting from the use of our products. This litigation could result in substantial liability for us, which could have a material adverse effect on our business, financial condition and/or profitability. Certain environmental groups could also initiate litigation against us, which could cause reputational as well as financial harm.
The outcome of legal proceedings is extremely difficult to predict, and we offer no assurances in this regard. Adverse rulings, judgments or settlements in pending or future litigation, including employment-related litigation, contract litigation, intellectual property disputes, product liability claims, personal injury claims, claims based on alleged exposure to asbestos, chemicals or to carbon black, environmental permitting disputes or in connection with environmental remediation activities or contamination, could have an adverse effect on our business, financial condition, results of operations and cash flows.
Because many of our products provide critical performance attributes to our customers’ applications and products, the sale of these products involves a risk of product liability claims against us, including claims arising in connection with the use of, or exposure to, our products. Our products have widespread end-uses in a variety of consumer industries. A successful product liability claim, or series of claims, arising out of these various uses that results in liabilities in excess of our insurance coverage or for which we are not indemnified by a third party or have not otherwise provided, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In particular, we could be required to increase our debt or divert resources from other investments in our business in order to discharge any such liabilities.
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

Orion Engineered Carbons S.A
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

Orion Engineered Carbons S.A
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
Our future tax rates may be adversely affected by a number of factors, including the enactment of new tax legislation, other changes in tax laws or the interpretation of such tax laws, changes in the estimated realization of our net deferred tax assets (arising, among other things, from tax loss carry forwards and the acquisition of the carbon black business line from Evonik Industries AG, completed on July 29, 2011 (“Acquisition”)), the jurisdictions in which profits are determined to be earned and taxed, adjustments to estimated taxes upon finalization

Orion Engineered Carbons S.A
of various tax returns, increases in expenses that are not deductible for tax purposes, including write-offs of acquired in process R&D and impairment of goodwill in connection with acquisitions, changes in available tax credits and additional tax or interest payments resulting from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from period to period. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions, as well as changes in their interpretation, could increase our tax rates and adversely affect our financial results in those periods.
We could experience a material adverse effect on our financial condition if the tax authorities were to successfully challenge decisions and assumptions we have made in assessing and complying with our tax obligations.
We make, and have in the past made, numerous decisions and assumptions in assessing and complying with our tax obligations, including in respect of the tax treatment of the separation of our business from Evonik, the Acquisition, assumptions regarding the tax deductibility of certain interest expenses under German tax regulations, the upholding and recognition of our German tax group and the applicability of the regulations to our business as a group headquartered by a Luxembourg company. Many of the tax laws that apply to us, including tax laws that apply to the separation of our business from Evonik and the Acquisition, are complex and often require judgments to be made when the law is unclear, or the facts are uncertain. While we believe the decisions we have made and the assumptions and practices we have applied are reasonable and accurate, we cannot guarantee that these decisions, assumptions and practices will not be questioned or rejected by the tax authorities. In particular, we are subject to tax audits for the period in which the Acquisition occurred by tax authorities in multiple jurisdictions worldwide, and in many cases these audits have not yet begun or have not been completed and could give rise to issues of this kind. If these tax authorities were to successfully challenge such decisions or assumptions, we could be required to pay additional amounts to such authorities to satisfy our tax obligations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In particular, the German tax authorities are conducting their first audit of Orion Engineered Carbons GmbH following the Acquisition. Currently, we are unable to assess when this audit will be completed or the possible outcome of this audit. While currently we do not believe this audit will have a material adverse impact on our financial position, it could raise one or more issues of the kind referenced above.
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

Orion Engineered Carbons S.A
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Production Facilities
We currently operate a global platform of 13 wholly owned production facilities in Europe, North and South America, Asia and South Africa, as well as one jointly-owned production facility at Dortmund, in Germany. Most of our production facilities are ISO 9001, Quality Management and ISO 14001, Environmental Management certified.
The map provides an overview of the geographical footprint of our production network, including a jointly-owned production facility at Dortmund, in Germany, as of December 31, 2021:

1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
23
Plants
Technical Center
Administration/HQ

The Americas

1 **Borger**, TX, USA
2 **Houston**, TX, USA
(Principal Executive Office + Regional HQ)
3 **Orange**, TX, USA
4 **Carlstadt**, NJ, USA
5 **Belpre**, OH, USA
6 **Ivanhoe** (New Iberia), LA, USA
7 **Paulínia**, Brazil
8 **São Paulo**, Brazil

Europe/Middle East/Africa

9 **Berre l'Etang**, France
10 **Frankfurt**, Germany (Regional HQ)
11 **Luxembourg**
12 **Cologne**, Germany
13 **Dortmund**, Germany (Joint Venture)
14 **Malmoe,** Sweden
15 **Jasło**, Poland
16 **Ravenna**, Italy
17 **Port Elizabeth**, South Africa

Asia Pacific

18 **Seoul**, South Korea
19 **Yeosu**, South Korea
20 **Tokyo,** Japan
21 **Qingdao**, China
22 **Shanghai**, China (Regional HQ)
23 **Singapore**, Singapore

Orion Engineered Carbons S.A
Item 3. Legal Proceedings
We become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as product related claims, liability claims, employment related claims and asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. With respect to our settlement of the EPA’s enforcement initiative and the settled arbitration proceedings with Evonik related to respectively limited indemnities please see Item 8. Financial Statements and Supplementary Data, Note Q. Commitments and Contingencies. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these current or future matters or their effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OEC”.
As of February 14, 2022, there were approximately 10 record holders of our common stock.
During the fiscal year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act.
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our Board. During the fiscal years ended December 31, 2021 and 2020, we did not repurchase shares of our common stock.
The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Proxy Statement (as defined in Item 10 below) under the heading “Equity Compensation Plan Information at December 31, 2021.”
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
Luxembourg withholding tax at a rate of 15% is deducted from dividend payments, subject to certain exemptions and reductions in certain circumstances.
On October 29, 2021, our board of directors declared an interim dividend in the aggregate amount of $1.25 million, which is equivalent to approximately $0.0207 per common stock. The interim dividend was paid on January 12, 2022, to holders of record as of the close of business on January 5, 2022.
There can be no assurance that any dividends or distributions will be declared or paid in the future.

Orion Engineered Carbons S.A
Performance Graph
The performance graph and the information contained in this section is not “soliciting material,” is being furnished, not filed, with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
The graph below matches the cumulative 5-year total return of holders of Orion Engineered Carbons LLC's common stock with the cumulative total returns of the S&P Smallcap 600 index and S&P Small Cap Chemicals index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2016 and tracks it through 12/31/2021.

	2016	2017	2018	2019	2020	2021

Orion Engineered Carbons LLC	$100.00	$140.73	$142.86	$113.67	$102.76	$110.07
S&P Smallcap 600	100.00	113.23	103.63	127.24	141.60	179.58
S&P Small Cap Chemicals Index	100.00	118.60	92.29	100.41	122.41	150.69
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Orion Engineered Carbons S.A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarize the significant factors affecting our results of operations and financial condition during the years ended December 31, 2021, 2020 and 2019 and should be read in conjunction with the information included under Item 1. Business and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and in U.S. Dollars.
This section discusses year-to-year comparisons between 2021 and 2020. For discussions on year-to-year comparison between 2020 and 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report in Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on February 18, 2021.
Overview
In 2021, our net sales was $1,546.8 million, sales volumes was 964.3 kmt, net income was $134.7 million, and Adjusted EBITDA was $268.4 million.
•Specialty Carbon Black Segment—Adjusted EBITDA was $148.4 million, and the Adjusted EBITDA Margin was 24.8%. This segment accounted for 38.7% of our total revenue, 55.3% of total Adjusted EBITDA and 27.3% of our total volume in kmt in 2021.
•Rubber Carbon Black Segment—Adjusted EBITDA was $120.0 million, and Adjusted EBITDA Margin was 12.7%. This segment accounted for 61.3% of our total revenue, 44.7% of total Adjusted EBITDA and 72.7% of our total volume in kmt in 2021.
Key Factors Affecting Our Results of Operations
We believe that certain factors have had, and will continue to have, a material effect on our results of operations and financial condition. As many of these factors are beyond our control and certain of these factors have historically been volatile, past performance will not necessarily be indicative of future performance and it is difficult to predict future performance with any degree of certainty. In addition, important factors that could cause our actual results of operations or financial conditions to differ materially from those expressed or implied below, include, but are not limited to, factors indicated under “Item 1A. Risk Factors”, and “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” elsewhere in this Annual Report.
Recent Developments and Certain Known Trends
General Economic Conditions, Cyclicality and Seasonality
In 2021, our business saw a strong rebound in operations compared to fiscal 2020 which was adversely affected by the COVID-19 pandemic. Despite demand improvement for our products during 2021, COVID-19 pandemic infection rate remains high in many parts of the world, which could impact demand. Other factors impacting us are high raw material costs, and availability and costs of global transportation.
Reconciliation of Non-GAAP Financial Measures
We present certain financial measures that are not prepared in accordance with GAAP or the accounting standards of any other jurisdiction and may not be comparable to other similarly titled measures of other companies. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, see section Reconciliation of Non-GAAP Financial Measures below.
These non-GAAP measures are, but are not limited to, Contribution Margin, Contribution Margin per metric ton (collectively, “Contribution Margins”), Adjusted EBITDA, Net Working Capital and Capital Expenditures. We define Contribution Margin as revenue less variable costs (such as raw materials, packaging, utilities and distribution costs). We define Contribution Margin per Metric Ton as Contribution Margin divided by volume measured in metric tons. We define Adjusted EBITDA as income from operations before depreciation and amortization, restructuring expenses, consulting fees related to Company strategy, gain related to legal settlement, and includes equity earnings (loss) in affiliated companies, net of tax. Adjusted EBITDA is used by our management to evaluate our operating performance and make decisions regarding allocation of capital because it excludes the effects of items that have less bearing on the performance of our underlying core business. We define Net Working Capital as inventories plus current trade receivables minus trade payables. We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the Consolidated Financial Statements.
We also use Segment Adjusted EBITDA Margin, which we define as Adjusted EBITDA for the relevant segment divided by the revenue for that segment.
We use Adjusted EBITDA as internal measures of performance to benchmark and compare performance among our own operations. We use these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of our business. We believe these measures are useful measures of financial performance in addition to consolidated net income for the period, income from operations and other profitability measures under GAAP because they facilitate operating performance comparisons from period to period and company to company and, with respect to Contribution Margin, eliminate volatility in feedstock prices. By eliminating potential differences in results of operations between periods or companies caused by factors such as depreciation and amortization methods, historic cost and age of assets, financing and capital structures and taxation positions or regimes, we believe that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying

Orion Engineered Carbons S.A

operations being evaluated. For these reasons, we believe EBITDA-based measures are often used by the investment community as a means of comparison of companies in our industry. By deducting variable costs (such as raw materials, packaging, utilities and distribution costs) from revenue, we believe that Contribution Margins can provide a useful basis for comparing the current performance of the underlying operations being evaluated by indicating the portion of revenue that is not consumed by these variable costs and therefore contributes to the coverage of all costs and profits.
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
Reconciliation of Non-GAAP Financial Measures
Contribution Margin and Contribution Margin per Metric Ton (A Non-GAAP Financial Measures)
Reconciliation of Contribution Margin and Contribution Margin per Metric Ton to gross profit is as follows:

	Year Ended December 31,
	2021	2020
	(In millions, except per ton data)
Revenue	$1,546.8	$1,136.4
Variable costs	(979.9)	(672.5)
Contribution margin	566.9	463.9
Freight	92.9	68.8
Fixed Costs	(273.2)	(240.4)
Gross profit	$386.6	$292.3
Volume (in kmt)	964.3	866.8
Contribution margin per metric ton	$587.9	$535.2
Gross profit per metric ton	400.9	337.2
Reconciliation of Adjusted EBITDA to consolidated net income is as follows:

	Year Ended December 31,
	2021	2020
	(In millions)
Net income	$134.7	$18.2
Add back income tax expense	51.7	8.1
Add back earnings in affiliated companies, net of tax	(0.7)	(0.5)
Income before earnings in affiliated companies and income taxes	185.7	25.8
Add back interest and other financial expense, net	38.0	38.7
Add back reclassification of actuarial losses from AOCI	4.8	9.9
Income from operations	228.5	74.4
Add back depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	104.1	96.6
EBITDA	332.6	171.0
Earnings in affiliated companies, net of tax	0.7	0.5
Extraordinary expense items related to COVID-19	—	3.9
Evonik legal settlement:
Cash settlement	(79.5)	—
Release of legal reserve, net	(3.4)	—
Long term incentive plan	5.2	4.4
EPA-related expenses	2.3	5.2
Environmental reserve accrual	7.2	—
Other adjustments	3.3	15.0
Adjusted EBITDA	$268.4	$200.0
Adjusted EBITDA Specialty Carbon Black	$148.4	$110.0
Adjusted EBITDA Rubber Carbon Black	120.0	90.0

Orion Engineered Carbons S.A

Operating Results
2021 Compared to 2020
Operating results for the periods discussed are as follows:

	Year Ended December 31,		Year-Over-Year
	2021	2020	Delta
	(In millions)			%
Net sales	$1,546.8	$1,136.4	$410.4	36.1
Cost of sales	1,160.2	844.1	316.1	37.4
Gross profit	386.6	292.3	94.3	32.3
Selling, general and administrative expenses	210.4	176.1	34.3	19.5
Research and development costs	22.0	20.2	1.8	8.9
Gain related to litigation settlement	(82.9)	—	(82.9)	—
Other expenses, net	8.6	21.6	(13.0)	(60.2)
Income from operations	228.5	74.4	154.1	207.1
Interest and other financial expense, net	38.0	38.7	(0.7)	(1.8)
Reclassification of actuarial losses from AOCI	4.8	9.9	(5.1)	(51.5)
Income before earnings in affiliated companies and income taxes	185.7	25.8	159.9	619.8
Income tax expense	51.7	8.1	43.6	538.3
Earnings in affiliated companies, net of tax	0.7	0.5	0.2	40.0
Net income	$134.7	$18.2	$116.5	640.1
Net sales
Net sales increased overall by $410.4 million, or 36.1%, from $1,136.4 million in 2020 to $1,546.8 million in 2021, driven primarily by the impact of passing through of higher feedstock costs, higher sales volume across all regions and segments, favorable impact of foreign currency translation, and favorable product mix.
Volumes increased by 97.5 kmt, or 11.2%, to 964.3 kmt, year-over-year, primarily driven by higher demand in both segments, across all application and geographies, driven by a sharp global economic recovery from the COVID-19 induced economic downturn in 2020.
Cost of sales
Cost of sales increased by $316.1 million, or 37.4%, from $844.1 million in 2020 to $1,160.2 million in 2021, primarily driven by higher production and associated costs. Fluctuations in our cost of sales are generally driven by changes in feedstock and energy costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $34.3 million, or 19.5%, from $176.1 million in 2020 to $210.4 million in 2021 driven primarily by higher freight costs associated with increase in sales volumes and higher incentive compensation.
Gain related to litigation settlement
During the second quarter of 2021, Evonik agreed to make a one-time cash payment of €66.55 million ($79.5 million) to settle dispute which originated from the acquisition of the carbon black business line from Evonik, completed on July 29, 2011 by Rhône Capital and Triton Partners. The Acquisition agreement provided for a partial indemnity from Evonik against various exposures, including capital investments, fines and costs arising in connection with U.S. Clean Air Act violations that occurred prior to the closing of the Acquisition (i.e., under Evonik’s control). In addition, we released $3.4 million of legal reserves, net, related to this dispute.
Other expenses, net
Other expenses, net which comprises other operating income and other operating expenses, decreased to $8.6 million in 2021 from $21.6 million in 2020.
The 2020 fiscal year included additional $3.9 million expenses incurred due to COVID-19, which was not repeated in 2021 and higher restructuring cost compared to 2021, partially offset by higher long-term incentive compensation costs and reserves for environmental remediation costs.

Orion Engineered Carbons S.A

Income from operations
Income from operations increased by $154.1 million to $228.5 million compared to 2020. The increase was primarily driven by passing through of higher feedstock costs, higher sales volume due to sharp global recovery from COVID-19 across all regions, favorable product mix and the Evonik legal settlement related gain, partially offset by higher selling, general and administrative costs.
Interest and other financial expense, net
Interest and other financial expense, net is comprised of interest and other financial income and interest and other financial expenses. Interest and other financial expense, net amounted to $38.0 million in 2021 compared to $38.7 million in 2020. The decrease of $0.7 million was primarily due to lower foreign currency transactions, partially offset by costs associated with refinancing of our Term-Loan during the third quarter of 2021.
Income tax expense
Income tax expense amounted to $51.7 million in 2021 compared to $8.1 million in 2020, as a result of increased income before taxes.
In 2021, the effective tax rate was in line with the expected Company rate. Unfavorable impacts from non-deductible business expenses and valuation allowance adjustments of deferred tax assets were offset by the benefit from the reduction in the valuation allowance related tax loss carryforwards in Brazil, interest carryforwards in Germany and a favorable pre-tax earnings mix by jurisdiction. For details regarding this deviation, see Item 8. Financial Statements and Supplementary Data and Note P. Income Taxes to the audited Consolidated Financial Statements.
In 2020, the effective tax rate was in line with the expected Company rate. Unfavorable impacts from non-deductible business expenses, pre-tax earnings mix by jurisdiction and valuation adjustments of deferred tax assets primarily associated with the economic downturn related to COVID-19 were offset by the benefit from the reduction in the valuation allowance related to U.S. tax credits of $3.6 million. For details regarding this deviation, see Item 8. Financial Statements and Supplementary Data and Note P. Income Taxes to the audited Consolidated Financial Statements.
Contribution margin and Contribution margin per metric ton (A Non-GAAP Financial Measures)
Contribution margin increased by $103.0 million, or 22.2%, from $463.9 million in 2020 to $566.9 million in 2021. Contribution margin per metric ton increased slightly by 9.8%, from $535.2 per metric ton in 2020 to $587.9 per metric ton in 2021.
The increase was primarily driven by passing through of higher feedstock costs, higher sales volume due to sharp global recovery from COVID-19 across all regions and segments, favorable product mix and higher energy sales, favorable impact of foreign currency translation, partially offset by higher selling, general and administrative costs.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased by $68.4 million, or 34.2%, from $200.0 million in 2020 to $268.4 million in 2021, primarily driven by passing through of higher feedstock costs, higher sales volume due to sharp global recovery from COVID-19 across all regions, and impact of favorable product mix, partially offset by higher selling, general and administrative costs.

Orion Engineered Carbons S.A

Segment Discussion
Our business operations are divided into two operating segments—the Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as measures of segment performance and profitability. The table below presents our segment results derived from our audited Consolidated Financial Statements for 2021, and 2020.

	Year Ended December 31,		Year-Over-Year
	2021	2020	Delta
	(In millions, unless otherwise indicated)			%
Specialty Carbon Black
Net sales	$598.2	$445.2	$153.0	34.4
Cost of sales	(400.6)	(296.5)	(104.1)	35.1
Gross profit	$197.6	$148.7	$48.9	32.9
Volume (kmt)(1)	263.2	231.9	31.3	13.5
Adjusted EBITDA	$148.4	$110.0	$38.4	34.9
Adjusted EBITDA Margin (%)	24.8	24.7	0.1	0.4

Rubber Carbon Black
Net sales	$948.6	$691.2	$257.4	37.2
Cost of sales	(759.6)	(547.6)	(212.0)	38.7
Gross profit	$189.0	$143.6	$45.4	31.6
Volume (kmt)	701.1	634.9	66.2	10.4
Adjusted EBITDA	$120.0	$90.0	$30.0	33.3
Adjusted EBITDA Margin (%)	12.7	13.0	(0.3)	(2.3)
Specialty Carbon Black
2021 Compared to 2020
Net sales of the Specialty Carbon Black segment increased by $153.0 million, or 34.4%, from $445.2 million in 2020 to $598.2 million in 2021, primarily driven by passing through of higher feedstock costs, higher sales volumes due to sharp global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications, favorable product mix and favorable impact of foreign currency translation.
Volume of the Specialty Carbon Black segment increased by 31.3 kmt, or 13.5%, from 231.9 kmt in 2020 to 263.2 kmt in 2021, driven primarily by sharp global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications.
Gross profit of the Specialty Carbon Black segment increased by $48.9 million, or 32.9%, from $148.7 million in 2020 to $197.6 million in 2021, primarily driven by passing through of higher feedstock costs, higher sales volume due to global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications, and favorable product mix.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $38.4 million, or 34.9%, from $110.0 million in 2020 to $148.4 million in 2021, primarily driven by passing through of higher feedstock costs, higher sales volume due to global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications, passing through of higher feedstock costs, and favorable product mix.
Rubber Carbon Black
2021 Compared to 2020
Net sales of the Rubber Carbon Black segment increased by $257.4 million, or 37.2%, from $691.2 million in 2020 to $948.6 million in 2021, primarily driven by passing through of higher feedstock costs, higher sales volume due to sharp global recovery from COVID-19 induced economic downturn and favorable impact of foreign currency translation.
Volume of the Rubber Carbon Black segment increased by 66.2 kmt, or 10.4%, from 634.9 kmt in 2020 to 701.1 kmt in 2021, reflecting higher demand.
Gross profit of the Rubber Carbon Black segment increased by $45.4 million, or 31.6%, from $143.6 million in 2020 to $189.0 million in 2021, primarily driven by passing through of higher feedstock costs, and higher sales volume due to global recovery from COVID-19 induced economic downturn reflecting a broad-based demand increase across nearly all applications.

Orion Engineered Carbons S.A

Adjusted EBITDA of the Rubber Carbon Black segment increased by $30.0 million, or 33.3%, from $90.0 million in 2020 to $120.0 million in 2021, primarily due to passing through of higher feedstock costs, favorable operating leverage associated with substantially higher sales volume, partially offset by higher general and administrative expenses.
Liquidity and Capital Resources
Historical Cash Flows
The table below presents cash flows derived from our Consolidated Financial Statements.

	Year Ended December 31,
	2021	2020
	(In millions)
Net cash provided by operating activities	$145.2	$125.3
Net cash used in investing activities	(214.7)	(144.9)
Net cash provided by financing activities	73.3	13.5
2021
Net cash provided by operating activities in 2021 amounted to $145.2 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in working capital and $82.9 million related to Evonik legal settlement gain. See “Note Q. Commitments and Contingencies” for further discussion on Evonik legal settlement.
Net cash used in investing activities in 2021 was $214.7 million. Approximately $119.8 million related to capital expenditures comprised of a combination of safety, sustainability and growth investments. Additionally, approximately $94.9 million was associated with our ongoing efforts to install emissions reduction technology to meet the Environmental Protection Agency (“EPA”) requirements.
Net cash provided by financing activities in 2021 were $73.3 million comprised primarily of net borrowings under our revolving credit facility of $75.8 million for our working capital. Our financing activity included refinancing of our Term-loan and associated costs. See Note J. Debt and Other Obligations for further discussion on our Term-loan refinancing.
2020
Net cash provided by operating activities in 2020 amounted to $125.3 million and consisted of a consolidated profit for the period of $18.2 million, adjustments primarily for depreciation of $96.6 million and changes in working capital.
Net cash used in investing activities in 2020 amounted to $144.9 million. These expenditures were comprised of a combination of safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities in 2020 amounted to $13.5 million, primarily reflecting the company drawing under its revolver to bolster its cash position and enhance financial flexibility to successfully manage through the pandemic.
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured RCF and related ancillary facilities, various uncommitted local credit lines and, from time to time, term loan borrowings.
We believe our anticipated future operating cash flow, capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds will be sufficient to finance our planned capital expenditures, settle our commitments and contingencies and address our normal anticipated working capital needs for the foreseeable future.
As of December 31, 2021, the company had estimated liquidity of $241.6 million, including cash and equivalents of $65.7 million, $166.7 million in availability remaining under our revolving credit facility, including ancillary lines, and $9.2 million under other available credit lines.

Orion Engineered Carbons S.A

Net Working Capital (Non-GAAP Financial Measure)
We define Net Working Capital as the total of inventories and current trade receivables, less trade payables. Net Working Capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net Working Capital. The following table set forth the principal components of our Net Working Capital as of the dates indicated.

	Year Ended December 31,
	2021	2020
	(In millions)
Inventories	$229.8	$141.5
Trade receivables	288.9	234.8
Trade payables	(195.1)	(131.2)
Net working capital	$323.6	$245.1
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
Our Net Working Capital increased to $323.6 million as of December 31, 2021 compared to $245.1 million as of December 31, 2020. The components of working capital that used or provided cash were:
•Inventories—higher oil prices and an increase in production to meet forecasted demand resulted in increased raw material and finished goods inventory; and
•Trade receivables—increase was driven by higher sales due to higher product demand and passing through of higher feedstock costs.
Trade receivables include a long-term steam supply contract between one of our wholly-owned subsidiaries and the city of Hürth, Germany (Stadtwerke Hürth/Hürth municipal utilities). The municipality financed certain turbines and infrastructure which are operated by us under a finance lease agreement. In addition, the city of Hürth entered into a long-term supply agreement for heat delivered to the city. Since the fourth quarter of 2020, the city of Hürth has not fully honored the contractually-stipulated calculation for heat deliveries, amongst other stipulations. As a result, Orion has open receivables from the city of Hürth totaling $5.5 million as of December 31, 2021 while the city of Hürth argues open claims of approximately $3.3 million related to lease payments. Orion is in negotiations with the city but is prepared to pursue its rights vigorously through legal enforcement if necessary.
Those increases were partially offset by:
•Accounts payable—higher production and higher oil prices resulted in increased accounts payable.
Capital Requirements
Capital Expenditure—We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the Consolidated Financial Statements. We plan to finance our Capital Expenditures, including EPA related expenditures, with cash generated by our operating activities. To finance construction of the Mintaka facility in China we plan to borrow up to $80 million. Other than EPA spending, we currently do not have any material commitments to make Capital Expenditures and do not plan to make Capital Expenditures outside the ordinary course of our business. See “Note Q. Commitments and Contingencies” for further details regarding the EPA settlement in Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report..
Debt and Other Obligations—Our gross debt balance as of December 31, 2021 was $788.5 million, an increase of $44.9 million compared to December 31, 2020. Maturities of $3.0 million of debt, due in 2022, excluding net unamortized premiums and discounts, will be paid from current cash balances and cash generated by operations. For more information on Debt, refer to Note J. Debt and Other Obligations, in Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Contractual Obligations—For more information on Contractual obligations, refer to “Note Q. Commitments and Contingencies” in Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Leases—For operating and finance leases, refer to Note G. Leases in Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Orion Engineered Carbons S.A

Trend Information
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments and Certain Known Trends.
Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The policies and estimates discussed below are considered by our management to be critical to an understanding of the Consolidated Financial Statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes included in this Annual Report in Form 10-K.
Use of Estimates—We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) if different estimates and assumptions were used, the results could have a material impact on the Consolidated Financial Statements. Estimates and assumptions are based on information available at the time such estimates and assumptions are made. Adjustments made with respect to the use of these estimates and assumptions often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Consolidated Financial Statements. We evaluate our estimates and application of our policies on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Inventories—We account for our raw materials, work-in-progress and finished goods inventories using average cost method of accounting. The cost of raw materials, which represents a substantial portion of our operating expenses, and energy costs generally follow price trends for crude oil and/or natural gas.
We periodically review inventory for both potential obsolescence and potential declines in anticipated selling prices. Due to natural inventory composition changes, variation in pricing from period to period does not necessarily result in a linear lower of cost or market (“LCM”) impact. Fluctuation in the prices from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent interim periods as market prices recover. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and its estimated net realizable value. Historically, such write-downs have not been material. However, if actual market conditions are less favorable than those projected by management at the time of the assessment, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.
Goodwill Impairment—We record goodwill for the excess of the cost of an acquisition over the fair value of the net assets of the acquired business. Goodwill is reviewed for impairment at least annually or more frequently if an event or change in circumstance indicates that an impairment may have occurred.
We also have the option to proceed directly to the quantitative impairment test. Under the quantitative impairment test, the fair value of each reporting unit, calculated using a discounted cash flow model, is compared to its carrying value, including goodwill. The discounted cash flow model inherently utilizes a significant number of estimates and assumptions including operating margins, tax rates, discount rates, capital expenditures and working capital changes. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit.
For 2021 we performed a qualitative impairment assessment and for 2020 we performed a quantitative impairment assessment of our reporting units. Both periods indicated the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required in 2021. No goodwill impairment was recognized in 2021 or 2020.
Loss Contingencies—We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision by a material amount or if the loss is not reasonably estimable but is expected to be material to our financial results. We are currently involved in litigation and other proceedings, as discussed in Note Q. Commitments and Contingencies to the accompanying Consolidated Financial Statements. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are generally recognized as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.
Accruals for Taxes Based on Income—The determination of our provision for income taxes and the calculation of our tax benefits and liabilities is subject to management’s estimates and judgments due to the complexity of the tax laws and regulations in the tax jurisdictions in which we operate. Uncertainties exist with respect to interpretation of these complex laws and regulations.
Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Orion Engineered Carbons S.A

We recognize future tax benefits to the extent that the realization of these benefits is more likely than not. Our current provision for income taxes is impacted by the recognition and release of valuation allowances related to net deferred tax assets in certain jurisdictions. Further changes to these valuation allowances may impact our future provision for income taxes, which will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
We recognize the financial statement benefits with respect to an uncertain income tax position that we have taken or may take on an income tax return when we believe it is more likely than not that the position will be sustained with the tax authorities.
ACCOUNTING AND REPORTING CHANGES
For a discussion of the potential impact of new accounting pronouncements on our Consolidated Financial Statements, see Note B. Recent Accounting Pronouncements to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our activities expose us to a variety of market risks. Our primary market risk exposures relate to foreign exchange, interest rate and commodity risks. To manage these risks and our exposure to the unpredictability of financial markets, we seek to mitigate their impact on our financial performance and capital. Where appropriate, we use derivative financial instruments solely for the purpose of hedging the foreign exchange, interest and commodity risks arising from our operations and sources of finance. For this purpose, a systematic financial and risk management system has been established. We do not enter into derivative financial instruments for speculative purposes.
The following discussion and analysis only addresses our market risk and does not address other financial risks that we face in the normal course of business, including credit risk and liquidity risk.
Interest Rate Risk
Interest rate risk management aims to protect consolidated net income from negative effects from market interest rate fluctuations. Orion is exposed to interest rate risk which might arise from incurring new liabilities due to higher interest rates. We also have Term Loans which are variable interest rate instruments, that exposes us to market risk arising from changes in the yield curve. Appropriate hedging instruments are in place to mitigate the exposure arising from increasing interest rates.
The table below shows the sensitivity of the interest expense to changes in the interest rate, after the impact of hedge accounting. It shows the change resulting from a hypothetical fluctuation in the three-month LIBOR of 50 basis points (0.50%) as of December 31, 2021 assuming that all other variables remain unchanged. For example, changes in USD/EUR currency rate would have an impact on our interest exposure and vice versa. Changes in interest rates would also have a related impact on our foreign currency (USD) exposure. The sensitivity analysis assumes that the hypothetical interest rate was valid and that the Revolving Credit Facility was utilized in the full amount over the course of the entire year.
The effect of this hypothetical change in the interest rate of the variable rate loan on our consolidated Income before earnings in affiliated companies and income taxes ("income before taxes" in this section) for the year ended December 31, 2021 is as follows:

	December 31, 2021
	Increase by 0.50%	Decrease by 0.50%
	In millions
(Increase) decrease in interest expense	$(5.6)	$1.5
Increase (decrease) in equity (cash flow hedge reserve)	1.9	(1.1)
Increase (decrease) in total comprehensive income before taxes	7.5	(5.8)
The above table does not include the impact of hedges.
Foreign Currency Risk
A significant portion of our reporting entities use the euro as their functional currency. Our reporting currency is the U.S. dollar. The translation gains or losses that result from the process of translating the euro denominated financial statements to U.S. dollars are deferred in Accumulated other comprehensive income until such time as those entities may be substantially liquidated or sold. Changes in the value of the U.S. dollar relative to the euro can therefore have a significant impact on Comprehensive income.

Orion Engineered Carbons S.A

The table below shows the sensitivity with regard to the effect of a change in the Euro/U.S. Dollar exchange rate using the outstanding amount and the interest for the U.S. Dollar-denominated Term Loan issued by a 100% wholly owned subsidiary whose functional currency is Euro. A fluctuation of the Euro/U.S. Dollar exchange rate of 10% as of December 31, 2021 with other conditions remaining unchanged, would have the following effect on our Income before earnings in affiliated companies and income taxes:

	December 31, 2021
	Value of the U.S. Dollar in relation to the Euro (1)
	Increase by 10%	Decrease by 10%
	In thousands
FX gain (loss) in financial result	$9.3	$(11.4)
(1) U.S. Dollar/Euro exchange rate as of December 31, 2021: 1.1326.
The above table does not include the impact of hedges.
Some of our operations enter into transactions that are not denominated in their functional currency. This results in an exposure to foreign currency risk, including, but not limited to, third party and intercompany receivables and payables and intercompany loans.
Our policy is to maintain a balanced position in foreign currencies to minimize exchange gains and losses arising from changes in exchange rates. To minimize the effects of our net currency exchange exposures, we enter into foreign exchange contracts and cross-currency swaps. Our net position in foreign currencies is monitored daily.
We maintain risk management control practices to monitor foreign currency risk attributable to our inter-company and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets thereby reducing the overall impact of changes in foreign currency rates on our earnings. At December 31, 2021, 2020, and 2019, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions related to non-hedged monetary assets, net would have resulted in an additional impact to earnings of approximately $8.3 million, $4.2 million, and $11.2 million, respectively.
Interest and other financial expense, net, in the Consolidated Statements of Operations reflected net exchange rate foreign currency losses of $6.4 million, $15.2 million and $3.6 million in 2021, 2020, and 2019, respectively.
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
A significant portion of our volume of approximately 70% is sold based on formula-driven price adjustment mechanisms for changes in costs of raw materials. Sales prices under non-indexed contracts are reviewed on a quarterly basis to reflect raw material and market fluctuation. We believe that our contracts enable us to generally maintain our Segment Adjusted EBITDA Margins.

Orion Engineered Carbons S.A
Item 8. Financial Statements and Supplementary Data

Orion Engineered Carbons S.A.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Orion Engineered Carbons S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Orion Engineered Carbons S.A. (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with the U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Reserves- Valuation

Description of the Matter
As of December 31, 2021, the Company recognized $15.9 million of inventory reserves. As discussed in Note A and D of the financial statements, the Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess or obsolete inventory. The Company's model to estimate excess or obsolete inventory is based on an analysis of existing inventory quantities compared to historical and expected future consumption. Expected future consumption is estimated based upon historical consumption, recent purchase volumes, product age and condition, and market factors.
Auditing management's reserves for excess or obsolete inventories involved significant auditor judgement because write-downs of inventories are based on subjective factors including inventory condition and projected sales and usage of inventory which are affected by market and economic conditions outside the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's inventory reserve process. This included management's assessment of the assumptions and data underlying the inventory reserve.
Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and the accuracy and completeness of the underlying data management used to value excess or obsolete inventory. We compared inventories on-hand to historical usage and forecasts of future demand obtained from entity-specific and available market information. We also performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

//s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Houston, TX
February 17, 2022

Orion Engineered Carbons S.A.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Orion Engineered Carbons S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Engineered Carbons S.A. (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young GmbH
We have served as the Company’s auditor from 2011 to 2021
Cologne, Germany
February 18, 2021

Orion Engineered Carbons S.A
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
	(In millions, except share and per share amounts)
Net sales	$1,546.8	$1,136.4	$1,476.4
Cost of sales	1,160.2	844.1	1,086.7
Gross profit	386.6	292.3	389.7

Selling, general and administrative expenses	210.4	176.1	206.9
Research and development costs	22.0	20.2	19.9
Gain related to litigation settlement	(82.9)	—	—
Other expenses, net	8.6	21.6	15.7
Income from operations	228.5	74.4	147.2

Interest and other financial expense, net	38.0	38.7	27.6
Reclassification of actuarial losses from AOCI	4.8	9.9	—
Income before earnings in affiliated companies and income taxes	185.7	25.8	119.6

Income tax expense	51.7	8.1	33.3
Earnings in affiliated companies, net of tax	0.7	0.5	0.6
Net income	$134.7	$18.2	$86.9

Weighted-average shares outstanding (in thousands of shares):
Basic	60,708	60,430	59,986
Diluted	60,951	61,407	61,300
Earnings per share
Basic	$2.22	$0.30	$1.45
Diluted	$2.21	$0.30	$1.42
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
		(In millions)
Net income	$134.7	$18.2	$86.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7.6)	(14.3)	(1.7)
Net gains (losses) on derivatives	2.7	(2.6)	(4.6)
Gains (losses) on defined benefit plans	5.1	2.5	(8.4)
Other comprehensive income (loss)	0.2	(14.4)	(14.7)
Comprehensive income	$134.9	$3.8	$72.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Balance Sheets

	December 31
	2021	2020
	(In millions, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$65.7	$64.9
Accounts receivable, net	288.9	234.8
Inventories, net	229.8	141.5
Income tax receivables	12.1	11.2
Prepaid expenses and other current assets	68.5	48.1
Total current assets	665.0	500.5
Property, plant and equipment, net	707.9	610.5
Right-of-use assets	84.6	85.6
Goodwill	78.0	84.5
Intangible assets, net	36.3	46.8
Investment in equity method affiliates	5.3	5.6
Deferred income tax assets	50.4	52.6
Other assets	3.5	3.7
Total non-current assets	966.0	889.3
Total assets	$1,631.0	$1,389.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$195.1	$131.2
Current portion of long term debt and other financial liabilities	151.7	82.6
Accrued liabilities	50.9	49.2
Income taxes payable	16.9	23.9
Other current liabilities	34.1	37.8
Total current liabilities	448.7	324.7
Long-term debt, net	631.2	655.8
Employee benefit plan obligation	74.4	83.3
Deferred income tax liabilities	61.8	38.8
Other liabilities	95.2	106.2
Total non-current liabilities	862.6	884.1
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,656,076 and 60,487,117 shares	85.3	85.3
Less 336,183 and 505,142 shares of common treasury stock, at cost	(6.3)	(8.5)
Additional paid-in capital	71.4	68.5
Retained earnings	217.8	84.4
Accumulated other comprehensive loss	(48.5)	(48.7)
Total stockholders' equity	319.7	181.0
Total liabilities and stockholders' equity	$1,631.0	$1,389.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Cash flows from operating activities:
Net income	$134.7	$18.2	$86.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	104.1	96.6	96.7
Amortization of debt issuance costs	4.1	2.1	2.1
Share-based incentive compensation	5.2	4.4	9.4
Deferred tax (benefit) provision	20.3	(12.2)	15.9
Foreign currency transactions	(11.5)	(4.9)	1.1
Reclassification of actuarial losses from AOCI	4.8	9.9	—
Other operating non-cash items, net	(1.8)	0.1	1.8
Changes in operating assets and liabilities, net:
Trade receivables	(67.6)	(16.5)	45.4
Inventories	(94.9)	30.0	16.4
Trade payables	65.0	(18.7)	(12.0)
Other provisions	7.0	2.3	(10.4)
Income tax liabilities	(6.3)	16.4	(7.3)
Other assets and liabilities, net	(17.9)	(2.4)	(14.5)
Net cash provided by operating activities	145.2	125.3	231.5
Cash flows from investing activities:
Acquisition of intangible assets and property, plant and equipment	(214.7)	(144.9)	(155.8)
Net cash used in investing activities	(214.7)	(144.9)	(155.8)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	213.4	—	—
Repayments of long-term debt	(213.0)	(8.2)	(8.0)
Cash inflows related to current financial liabilities	188.4	206.0	96.9
Cash outflows related to current financial liabilities	(112.6)	(171.1)	(101.3)
Dividends paid to shareholders	—	(12.0)	(48.1)
Other financing activities	(2.9)	(1.2)	(8.1)
Net cash provided by (used in) financing activities	73.3	13.5	(68.6)
Increase (decrease) in cash, cash equivalents and restricted cash	3.8	(6.1)	7.1
Cash, cash equivalents and restricted cash at the beginning of the period	67.9	68.2	61.6
Effect of exchange rate changes on cash	(3.2)	5.8	(0.5)
Cash, cash equivalents and restricted cash at the end of the period	68.5	67.9	68.2
Less restricted cash at the end of the period	2.8	3.0	4.5
Cash and cash equivalents at the end of the period	$65.7	$64.9	$63.7

Cash paid for interest, net	$(22.8)	$(20.8)	$(20.4)
Cash paid for income taxes	$(37.6)	$(7.9)	$(24.1)
Supplemental disclosure of non-cash activity:
Lease liabilities	$11.6	$66.6	$32.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Statements of Changes in Stockholders’ Equity

			Common stock
	(In millions, except share and per share amounts)		Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	As of January 1, 2019		59,518,498	$84.2	$(8.7)	$63.6	$39.4	$(19.6)	$158.9
	Net income		—	—	—	—	86.9	—	86.9
	Other comprehensive loss, net of tax		—	—	—	—	—	(14.7)	(14.7)
Dividends -	$0.80	per share	—	—	—	—	(48.1)	—	(48.1)
	Share based compensation		—	—	—	2.0	—	—	2.0
	Issuance of stock under equity compensation plans		705,649	0.8	0.2	—	—	—	1.0
	As of December 31, 2019		60,224,147	85.0	(8.5)	65.6	78.2	(34.3)	186.0
	Net income		—	—	—	—	18.2	—	18.2
	Other comprehensive loss, net of tax		—	—	—	—	—	(14.4)	(14.4)
Dividends -	$0.20	per share	—	—	—	—	(12.0)	—	(12.0)
	Share based compensation		—	—	—	2.9	—	—	2.9
	Issuance of stock under equity compensation plans		262,970	0.3	—	—	—	—	0.3
	As of December 31, 2020		60,487,117	85.3	(8.5)	68.5	84.4	(48.7)	181.0
	Net income		—	—	—	—	134.7	—	134.7
	Other comprehensive income, net of tax		—	—	—	—	—	0.2	0.2
Dividends -	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
	Share based compensation		—	—	—	5.1	—	—	5.1
	Issuance of stock under equity compensation plans		168,959	—	2.2	(2.2)	—	—	—
	As of December 31, 2021		60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements

Note A. Significant Accounting Policies
Orion Engineered Carbons S.A. (“Orion”, the “Company”, “we”, “us”, “our”, or “OEC”) is a Luxembourg joint stock corporation (société anonyme or S.A.), incorporated on July 28, 2014 as a Luxembourg limited liability company (société à responsabilité limitée).
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared, in U.S. Dollars, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). The Consolidated Financial Statements include the accounts of Orion Engineered Carbons S.A. and its wholly-owned subsidiaries and majority-owned and controlled entities. Subsidiaries are defined as being those companies over which we, either directly or indirectly, have control through a majority of the voting rights or the right to exercise control or to obtain the majority of the benefits and be exposed to the majority of the risks. Subsidiaries are consolidated from the date on which control is obtained until the date that such control ceases.
All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates and Assumptions
We make estimates, and assumptions to prepare our financial statements in conformity with GAAP. Those estimates and assumptions affect the amount we report in our Consolidated Financial Statements and accompanying Notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods.
Events surrounding the COVID-19 pandemic continue to evolve and the financial statements impact cannot be predicted. We continue to assess the potential financial statements impacts on our operational and financial performance. COVID-19 could have a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents comprise bank balances, checks and cash on hand and include highly liquid investments with maturities of three-months or less at the date of purchase. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.
A majority of our restricted cash and cash equivalents serves as cash collateral deposits, voluntary and or mandatory, for third-party bank guarantees. See Note J. Debt and Other Obligations for further discussion.
Accounts and Notes Receivables
Accounts receivable are amounts due from customers for merchandise sold or services performed in the ordinary course of business and are carried at transaction price net of allowance for credit losses. Allowance for credit losses is measured using historical loss rates for the respective risk categories and incorporating forward-looking estimates. The corresponding expense for the credit loss allowance is reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations. Past due balances are written-off against credit loss allowance when the accounts are deemed no longer to be collectible.
Inventories
The Company values inventory at the lower of cost or net realizable value using the average cost method. We periodically evaluate the net realizable value of inventories based primarily upon their age, but also upon assumptions of future usage in production, customer demand and market conditions. Inventories have been reduced to the lower of cost or net realizable value by allowances for slow moving or obsolete goods. If actual circumstances are less favorable than those projected by management in its evaluation of the net realizable value of inventories, additional write-downs may be required.
Property, plant and equipment
Property, plant and equipment are recorded at historical cost. Historical cost includes expenditures that are directly attributable to the acquisition of the items. Costs may also include borrowing costs incurred on debt during construction of major projects exceeding one year, costs of major maintenance arising from turnarounds of major units and committed decommissioning costs. Expenditures for major renewals and improvements, which significantly extend the useful lives of the existing property, plant and equipment, are capitalized and depreciated.
Routine maintenance costs are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of assets. Depreciation of property, plant and equipment is calculated using the straight-line method over the expected useful lives of the related assets. The depreciable lives for Buildings, Plant and machinery as well as Furniture, fixtures and office equipment are between 5 and 50 years, 3 and 25 years, and 3 and 25 years, respectively.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Land is not depreciated.
We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for us, is generally at the plant group level. If it is determined that an asset or asset group’s undiscounted future cash flows will not be sufficient to recover the carrying amount, the asset is written down to its estimated fair value.
Gain or loss on retirement or sale of property, plant and equipment is reflected in Other expenses, net in the Consolidated Statements of Operations.
Business Combination
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any difference compared to the purchase consideration recorded as goodwill or gain on bargain purchase. Subsequent to the acquisition, and no later than one year from the acquisition date, we may record adjustments to the estimated fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill, to reflect new information obtained about facts and circumstances that existed at the acquisition date. Thereafter, subsequent adjustments of the estimated fair values are recorded to earnings. Acquisition-related costs are expensed as incurred.
Goodwill
Goodwill is tested for impairment annually as of September 30, 2021 or whenever events or changes in circumstances indicate that the fair value of a reporting unit with goodwill is below its carrying amount.
We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units include, but are not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized up to a maximum amount of goodwill allocated to that reporting unit.
For 2021, we performed qualitative impairment assessments of our reporting units, which indicated that the fair value of our reporting units was more likely than not greater than their carrying value. Based on this assessment, a quantitative goodwill impairment test was not required.
For 2020, we elected to proceed directly to the quantitative goodwill impairment test, which indicated that the fair value of our reporting units was greater than their carrying value including goodwill.
No goodwill impairment was recognized in 2021 and 2020.
Intangible Assets
Intangible assets, which are comprised of trade names and trademarks, customer relationships, developed technologies and software costs. These assets are amortized, using the straight-line method, over their estimated useful lives of 3-15 years or over the term of the related agreement. The useful lives of intangibles related to customer relationships acquired in business combinations are estimated on the basis of contractual arrangements and the probability of a continuing relationship.
We evaluate definite-lived intangible assets with the associated long-lived asset group for impairment whenever impairment indicators are present, such as a significant reduction in cash flows associated with the assets.
Investments in Equity Method Affiliates
We account for equity investments (“equity investments”) using the equity method of accounting if we have the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and our proportionate share of profit or losses and distributions.
We record our share of the profit or losses of the equity method investments, net of income taxes, in the Consolidated Statements of Operations. When our share of losses in an equity investment equals or exceeds our interest in the equity investment, including any other unsecured receivables, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investment.
We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of investment to the carrying value of investment to determine whether an

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
impairment has occurred. If the estimated fair value is less than the carrying value and our management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment.
We have an investment in Kommanditgesellschaft Deutsche Gasrußwerke GmbH & Co and Kommanditgesellschaft Deutsche Gasrußwerke GmbH & Co, (together “DGW”), which is accounted for using the equity method.
Income Taxes
The income tax for the period comprises current and deferred tax. Income tax is recognized in the Consolidated Statements of Operations, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. In these cases, the applicable tax amount is recognized in other comprehensive income or directly in equity, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of tax carryforwards. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
We recognize uncertain income tax positions in our financial statements when we believe it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination. For a position that is more likely than not to be sustained, the benefit recognized is measured at the largest cumulative amount that is greater than 50 percent likely of being realized.
Other Provisions
Asset retirement obligations—At some sites, we are contractually obligated to decommission our plants upon site exit. Asset retirement obligations are recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred. That cost, which is capitalized as part of the related long-lived asset, is depreciated on a straight-line basis over the remaining useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset.
Environmental provisions—We accrue for environmental remediation costs and other obligations when it is probable that a liability has been incurred and we can reasonably estimate the amount. The amount accrued reflects our assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. We do not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by either the receipt of cash or a contractual agreement. We determine the timing and amount of any liability based upon assumptions regarding future events. Inherent uncertainties exist in such evaluations primarily due to unknown conditions and other circumstances, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation efforts progress or as additional technical or legal information becomes available.
Concentrations of Credit Risk
This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. We generally do not obtain any collateral for our receivables. See Note R. Segment Financial Information to the Consolidated Financial Statements for additional information about our operations in different geographic areas.
Foreign Currency Translation
Functional and Reporting Currency—Items included in the financial information of each of Orion’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”) and then translated to the U.S. dollar (“the reporting currency”) as follows:
•Assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
•Income and expenses for each income statement are translated at monthly average exchange rates; and
•All resulting exchange differences are recognized as a separate component within Other comprehensive income (foreign currency translation adjustments).
Transactions and Balances—Foreign currency transactions are recorded in their respective functional currency using exchange rates prevailing at the dates of the transactions. Exchange gains and losses, resulting from the settlement of such transactions and from remeasurement of monetary assets and liabilities denominated in foreign currencies at period-end exchange rates, are recognized in Interest and other financial expense, net in the Consolidated Statements of Operations.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Revenue Recognition
We recognizes revenue when the customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which we expect to receive in exchange for those goods or services. Our contracts with customers are generally for products only and do not include other performance obligations. Generally, we consider purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which we expect to be entitled.
Revenue from product sales is recognized based on a point in time model when control of the product is transferred to the customer, which typically occurs upon shipment or delivery of the product to the customer and title, risk and rewards of ownership have passed to the customer.
Taxes collected on sales to customers are excluded from the transaction price.
Shipping and handling activities that occur after the transfer of control to the customer are billed to customers and are recorded as sales revenue, as we consider these to be fulfillment costs. Shipping and handling costs are expensed in the period incurred and included in Selling, general and administration expenses in our Consolidated Statements of Operations.
Payment terms on product sales to our customers typically range from 30 to 90 days. When the period of time between the transfer of control of the goods and the time the customer pays for the goods is one year or less, we do not consider there to be a significant financing component associated with the contract.
We do not have contract assets or liabilities that are material.
Stock-based compensation
Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
We use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price.
Compensation expense for liability-classified share-based awards are recognized on a straight-line basis over the vesting period as a liability and remeasured, at fair value, at the balance sheet date.
See Note M. Stock-Based Compensation to the Consolidated Financial Statements for additional information.
Leases
At inception of a contract, we determine if the contract contains a lease. When a lease is identified, we recognize a leased asset (i.e., “Right-of-Use” or “ROU” assets) and a corresponding lease liability based on the present value of the lease payments over the lease term, discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. Lease payments include fixed and variable lease components derived from usage or market-based indices, such as the consumer price index. Variable lease payments may fluctuate for a variety of reasons including usage, output, insurance or taxes. These variable amounts are expensed as incurred and not included in the lease assets or lease liabilities. Options to extend or terminate a lease are reflected in the lease payments and lease term when it is reasonably certain that we will exercise those options. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations.
Majority of our leases are operating leases for which we recognize lease expense on a straight-line basis over the lease term. We apply the practical expedient to account for lease and associated nonlease components as a single lease component.
Leases with an initial term of 12 months or less are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term.
Please see Note H. Leases to the Consolidated Financial Statements for additional information.
Financial Instruments and Hedging Activities
Pursuant to our risk management policies, we may choose to enter into derivative transactions to manage market risk volatility associated with changes in commodity pricing, currency exchange rates and interest rates. Derivatives used for this purpose are generally designated as net investment hedges, cash flow hedges or fair value hedges. Derivative instruments are recorded at fair value in the balance sheet. Gains and losses related to changes in the fair value of derivative instruments not designated as hedges are recorded in Interest and other financial expense, net, in the Consolidated Statements of Operations.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Cash flows from derivatives designated as hedges are reported in our Consolidated Statements of Cash Flows under the same category as the cash flows from the hedged items unless the derivative contract contains a significant financing element. Cash flows for derivatives with a significant financing element are classified as Cash flows from financing activities.
Cash Flow Hedges—We enter into cash flow hedges to manage the variability in cash flows of a future transaction. Our cash flow hedges include cross currency swaps, and options and swaps to hedge interest rate and foreign exchange risk. For derivatives designated as cash flow hedges, the gains and losses are recorded in Other comprehensive income (loss) and released to earnings in the same line item and in the same period during which the hedged item affects earnings.
We use regression analysis to assess initial hedge effectiveness. Following the inception of a hedging relationship, hedge effectiveness is assessed quarterly based on qualitative factors, if applicable, or regression analysis.
We have cross-currency swap contracts designated as cash flow hedges to reduce our exposure to the foreign currency exchange risk associated with certain intercompany loans and debt denominated in currencies other than the functional currency of the issuer. Under the terms of these contracts, we make interest payments in euros and receive interest in U.S. dollars. Upon the maturities of these contracts, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.
Net Investment Hedges—We enter into foreign currency derivatives and foreign currency denominated debt to reduce the volatility in shareholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. Our foreign currency derivatives consist of cross-currency contracts and forward exchange contracts.
For derivatives designated as net investment hedges, gains or losses attributable to changes in spot foreign exchange rates over the designation period are reflected in foreign currency translation adjustments within Other comprehensive income (loss). Recognition in earnings is delayed until the net investment is sold or substantially liquidated. At that time, the amount recognized is reported in the same line item as the gain or loss on the liquidation of the hedged foreign operations. For our cross-currency swaps, the associated interest receipts and payments are recorded in Interest expense. For our foreign currency forward contracts, we amortize initial forward point values on a straight-line basis to Interest expense over the life of the hedging instrument. We monitor on a quarterly basis for any overhedged positions requiring de-designation and re-designation of the hedge to remove such over-hedged condition.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. An established hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of Orion. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability.
Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1—inputs are based on quoted prices for identical instruments traded in active markets.
•Level 2—inputs are based on quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.
•Level 3—one or more significant inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.
We use the following inputs and valuation techniques to estimate the fair value of our financial instruments disclosed in Note K. Financial Instruments and Fair Value Measurement to the Consolidated Financial Statements:
Cross-Currency Swaps—The fair value of our cross-currency swaps is calculated using the present value of future cash flows discounted using observable inputs such as known notional value amounts, yield curves, basis curves, as applicable, and with the foreign currency leg revalued using published spot and forward exchange rates on the valuation date.
Floating-for-Fixed Interest Rate Swaps—The fair value of our floating-for-fixed interest rate swaps is calculated using the present value of future cash flows using observable inputs such as benchmark interest rates and market yield curves.
Long-Term Debt—The fair value of our Term-Loan is calculated using pricing data obtained from well-established and recognized vendors of market data for debt valuations. The fair value of our term loan is determined based on a discounted cash flow model using observable inputs such as benchmark interest rates and public information regarding our credit risk.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The carrying amounts that we have reported for financial instruments, including Cash and cash equivalents, Restricted cash and cash equivalents, Accounts receivables, Accounts payable and Short-term debts, approximate their fair values due to the short maturity of those instruments.
Employee Benefits
Pension Plans:
Defined Benefit Plans—Our defined benefit pension obligations are measured in accordance with the projected unit credit method. The calculations and the resulting amounts recorded in our Consolidated Financial Statements are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for plan-eligible employees, mortality tables, and other factors. We evaluate the assumptions used on an annual basis.
Past service cost and actual return on plan assets in excess of expected return are initially recorded in Other comprehensive income and subsequently recognized in earnings over the average remaining service period of the participants to the extent it exceeds the "corridor". The corridor is defined as the greater of 10 percent of the accumulated projected benefit obligation or the fair value of the plan assets as of the beginning of the year.
Defined contribution obligations—Defined contribution obligations arise from commitments and state pension schemes (statutory pension insurance). We account for our contributions to a defined contribution plan on an accrual basis. An asset or liability may result from advance payments or payments due, respectively, to a defined contribution fund.
Termination Benefits:
Contractual termination benefits are payable when employment is terminated due to an event specified in the provisions of a social/labor plan or statutory law. A liability is recognized for one-time termination benefits when we are committed to (i) make payments and the number of affected employees and the benefits received are known to both parties, and (ii) terminating the employment of current employees according to a detailed formal plan without possibility of withdrawal and can reasonably estimate such amount. Benefits falling due more than 12 months after the balance sheet date are discounted to present value.
Classification
Certain prior year amounts have been reclassified to conform with the current year presentation, because we believe they no longer meet the criteria for separate disclosure. Previously reported financial statements have been adjusted to reflect the following changes:
•On the Consolidated Balance Sheets, we previously reported Other current financial assets, Other financial assets, and Current portion of employee benefit plan obligation on the face of this financial statement. During the fourth quarter of 2021, we concluded that classification of these line items are better reflected in Prepaid expenses and other current assets, Other assets and Other current liabilities, respectively.
•On the Consolidated Statement of Comprehensive Income, we previously reported Unrealized net gains (losses) on hedges of a net investment in a foreign operation and Unrealized net gains (losses) on cash flow hedges separately on the face of this financial statement. During the fourth quarter of 2021, we combined them in the line item Net gains (losses) on derivatives.
•On the Consolidated Statements of Cash Flows Statement, in Cash flows from financing activities, we previously reported Payments of debt issue costs and Taxes paid for shares issued under net settlement feature separately on the face of this financial statement. During the fourth quarter of 2021, we combined them in the line item Other financing activities.
Note B. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Equity Method Investments—In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this update clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We adopted this standard on January 1, 2021. The adoption of this standard did not materially impact our Consolidated Financial Statements.
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
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
Recently Issued Accounting Standards Not Yet Adopted
Government Assistance—On November 17, 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-10, Disclosures by Business Entities About Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance (e.g., a grant model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; Assistance; ASC 958-605, Not-for-Profit Entities—Revenue Recognition). The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. Entities may apply the ASU’s provisions either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively.
Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our future consolidated financial statements and related disclosures.
Note C. Accounts Receivable
The company accounts receivable are as follows:

	December 31
	2021	2020
	(In millions)
Accounts receivable	$291.5	$240.6
Expected credit losses	(2.6)	(5.8)
Accounts receivable, net of expected credit losses	$288.9	$234.8
The company allowance for credit losses are as follows:

	2021	2020
	(In millions)
Allowance for credit losses as of January 1,	$(5.8)	$(6.6)
Credit loss expense	(0.6)	(4.0)
Credit loss income and utilization	3.6	4.9
Foreign currency translation effects	0.2	(0.1)
Allowance for credit losses as of December 31,	$(2.6)	$(5.8)
Note D. Inventories
Inventories, net of reserves, are as follows:

	December 31
	2021	2020
	(In millions)
Raw materials, consumables and supplies, net	$97.1	$57.0
Work in process	0.2	0.3
Finished goods, net	132.5	84.2
Total	$229.8	$141.5
As of December 31, 2021 and 2020, inventory reserves were approximately $15.9 million and $12.7 million, respectively.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note E. Prepaid Expenses and Other Current Assets

	December 31
	2021	2020
	(In millions)
VAT	$23.4	$23.0
Deposits	17.5	2.3
Restricted Cash	2.8	3.0
Miscellaneous other receivables	24.8	19.8
Total	$68.5	$48.1
Note F. Property, Plant and Equipment, and right-of-use assets
Property, plant and equipment consists of the following:

	December 31,
	2021	2020
	(In millions)
Land	$32.6	$35.0
Land rights and buildings	104.1	101.9
Plant and machinery	1,029.9	833.2
Other equipment, furniture and fixtures	38.4	37.6
Prepayments and construction in progress	115.2	176.3
Total property, plant and equipment	1,320.2	1,184.0
Less: accumulated depreciation	612.3	573.5
Net property, plant and equipment	$707.9	$610.5
Depreciation expense was $86.5 million, $81.0 million and $75.3 million for fiscal years ending December 31, 2021, 2020 and 2019, respectively.
Note G. Leases
Orion has entered into lease contracts as a lessee and is not acting as a lessor. The vast majority of Orion’s lease contracts are for operating lease assets such as rail cars, company cars, offices and office equipment. Lease costs for the years ended December 31, are as follows:

	2021	2020	2019
	(In millions)
Finance lease costs	$6.4	$2.3	$0.6
Operating lease costs	7.6	8.5	8.6
Short-term leasing costs	3.8	3.1	3.9
Total	$17.8	$13.9	$13.1

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The company’s right-of-use assets (“ROU”) and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
	(In millions)
ROU Assets
Operating leases	$20.0	$25.3
Finance leases	64.6	60.3
Total	$84.6	$85.6

Lease Liabilities(1)
Operating leases
Current	$7.9	$7.2
Long-term	12.0	19.0
	19.9	26.2

Finance leases
Current	3.7	4.9
Long-term	61.0	55.5
	64.7	60.4
Total	$84.6	$86.6
(1) Reflected in Current and Other liabilities in the Consolidated Balance Sheets.
The weighted remaining average minimum lease period for finance leases and operating leases are 20.6 years and 3.9 years, respectively.
Maturities of operating and finance lease liabilities are as follows:

	Finance Leases	Operating Leases	Total
	(In millions)
Next 12 months	$6.3	$8.6	$14.9
1 to 2 years	5.1	5.4	10.5
2 to 3 years	4.9	3.7	8.6
3 to 4 years	4.8	2.9	7.7
4 to 5 years	4.4	1.0	5.4
More than 5 years	74.0	0.1	74.1
Total undiscounted minimum lease payments	99.5	21.7	121.2
Imputed interest	(34.8)	(1.8)	(36.6)
Lease liability (current and non-current)	$64.7	$19.9	$84.6
The weighted average discount rate applied to the lease liabilities is 4.44%.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note H. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each reportable segment for the years ended December 31, is as follows:

Goodwill	Rubber	Specialty	Total
	(In millions)
Balance as of January 1, 2020	$31.0	$46.4	$77.4
Foreign currency impact	2.8	4.3	7.1
Balance as of December 31, 2020	33.8	50.7	84.5
Foreign currency impact	(2.6)	(3.9)	(6.5)
Balance as of December 31, 2021	$31.2	$46.8	$78.0
Intangible Assets
The following table provides information regarding Orion's intangible assets:

	December 31,
	2021			2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Developed technology and patents	$71.5	$51.8	$19.7	$69.4	$46.2	$23.2
Customer relationships	76.9	73.6	3.3	83.1	76.0	7.1
Trademarks	19.5	13.4	6.1	21.1	13.1	8.0
Long-term contracts	7.9	1.9	6.0	8.2	1.3	6.9
Other intangible assets	42.8	41.6	1.2	53.8	52.2	1.6
Total intangible assets	$218.6	$182.3	$36.3	$235.6	$188.8	$46.8
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $7.8 million, $8.2 million and $12.9 million, respectively, and is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
The estimated aggregate amortization expense for intangible assets for the fiscal years ending December 31, are as follows:

Year	(In millions)
2022	$6.8
2023	6.5
2024	6.4
2025	6.3
2026	5.0
Thereafter	5.3
Total aggregated amortization	$36.3

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note I. Accruals and Other Liabilities
The components of Current accrued liabilities were as follows at December 31:

	2021	2020
	(In millions)
Accrued employee compensation	$26.1	$21.6
Accrued liabilities for sales and procurement	5.6	7.0
Accrued liabilities for restructuring	9.3	8.0
Environmental reserves	3.4	0.4
Other accrued liabilities	6.5	12.2
Total	$50.9	$49.2
The components of Other current liabilities were as follows at December 31:

	2021	2020
	(In millions)
Employee related liabilities	$5.6	$6.6
Current lease liabilities (refer to Note G. Leases )	11.6	12.1
Other current liabilities	16.9	19.1
Total	$34.1	$37.8
The components of Other long-term liabilities were as follows at December 31:

	2021	2020
	(In millions)
Employee related liabilities	$4.9	$5.9
Liabilities for asset retirement obligation	4.1	1.7
Environmental reserve	4.4	1.2
Long-term lease liabilities (refer to Note G. Leases )	73.0	74.5
Other non-current liabilities	8.8	22.9
Total	$95.2	$106.2
Note J. Debt and Other Obligations
The company arrangements at December 31 are as follows:

	2021	2020
	(In millions)
Current
Term loan	$3.0	$8.5
Deferred debt issuance costs-term loan	(0.8)	(1.5)
Other short-term debt and obligations	149.5	75.6
Current portion of long-term debt and other financial liabilities	151.7	82.6
Non-current
Term loan	636.0	659.5
Deferred debt issuance costs-term loan	(4.8)	(3.7)
Long-term debt, net	631.2	655.8
Total	$782.9	$738.4
(a) Term Loan
In 2014, Orion entered into Credit Agreement, which included an $895.0 million term loan, which was allocated to a term loan facility denominated in U.S. Dollars of $358.0 million and a term loan facility denominated in Euros of €399.0 million with both having an original maturity date of July 25, 2021 (the “Prior Term Loans”). Initial interest was calculated based on three-month EURIBOR (for the Euro-denominated loan), and three-month USD-LIBOR (for the USD-denominated loan) plus a 3.75% - 4.00% margin depending on the Company’s net leverage ratio. For both EURIBOR and USD-LIBOR a floor of 1.0% applied. At least 1% of the principal amount is required to be repaid per annum.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Subsequent to 2014, Orion entered into a number of amendments, achieving a significant reduction of both interest margins to 2.00% for the U.S. dollar term loan and 2.25% for the Euro term loan at that time. In addition, the interest margin was no longer linked to Orion's net leverage ratio and the EURIBOR and USD-LIBOR floors were eliminated. In 2017, the duration of the Prior Term Loans was extended to July 25, 2024.
In September 2021, Orion entered into the Ninth Amendment to the Credit Agreement, which includes an amended and restated term loan agreement (the "Term Loans"). The Term Loan facility was allocated to a term loan facility denominated in U.S. dollars of $300 million and denominated in Euros of €300 million with both having a maturity date of September 24, 2028, replacing the Prior Term Loans. Interest is calculated based on three months EURIBOR (for the Euro-denominated loan) plus a margin of 2.50%, or three-month USD-LIBOR (for the USD-denominated loan) plus a margin of 2.25%. For the U.S. dollar loan, a floor of 0.50% applies and for the Euro-denominated loan no floor exists. 1% of the principal amount is required to be repaid per annum in respect to the USD-denominated loans, whereas there is no scheduled amortization for the Euro-denominated loans. The Credit Agreement was also amended to include LIBOR replacement language in preparation for the eventual phase out of the London Interbank Offered Rate (LIBOR).
The Term Loans include a sustainability-linked margin adjustment that applies to both the Euro and U.S. dollar loans. The margin adjustment is based on annual SOx and NOx emission reduction targets for the Company’s North American plants between 2022 and 2028, respectively. Specifically, the credit spread on the Term Loans will decline or rise by up to 10 basis points depending on the emissions profile of the Company’s North American plants, in aggregate. Starting in 2022 and continuing through 2025, the Company will review annually whether both interim targets have been met. If the Company achieves both targets, it will benefit from up to a 10-basis point credit spread reduction for the prospective 12 month period following the submission of the annual ESG compliance certificate. For the period from 2026 to 2028, a margin step-up by 5 or 10 basis points would occur if Orion does not maintain the reduced emissions profile of one or both targets.
Other provisions of the Credit Agreement relating to the Term Loan remained substantially unchanged.
In connection with the September 2021 modification of the Term Loan, Orion incurred approximately $7.8 million of refinancing costs of which $2.8 million of loan origination costs were capitalized and $5.0 million of other fees were directly expensed.
(b) Revolving credit facility
In addition, in 2014, under the Credit Agreement, we entered into a €115.0 million multicurrency revolving credit facility (“RCF”) with an original maturity date of July 25, 2019. Interest is calculated based on EURIBOR (for euro drawings), and USD-LIBOR (for U.S. Dollar drawings) plus a 2.5% - 3.0% margin (depending on leverage ratio). Transaction costs in the amount of $3.3 million originally incurred in connection with the RCF were recorded as deferred expenses and amortized as finance costs on a straight-line basis over the term of the facility (until July 25, 2019).
Subsequent to 2014, Orion entered into a number of amendments, which largely were made to increase the RCF capacity. The latest RCF amendment completed in April 2019, extended the RCF maturity date to April 25, 2024, increased the aggregate amount of revolving credit commitments in Euro by €75.0 million to the now EUR €250.0 million, and reduced the interest margin to a 1.7% to 2.7% range, using a revised pricing grid.
As of December 31, 2021, the Company’s net leverage ratio was 2.7x, which corresponds to an interest margin of 2.40 for both USD and Euro denominated borrowings.
All other terms of the RCF remained substantially unchanged, including the commitment fee, which remains at 35% of the interest margin or 0.8% at December 31, 2021. As of and for the years ended December 31, 2021 and 2020, no RCF borrowings, as defined in the RCF agreement, had been drawn. Letters of credit can be issued for the amount available under the RCF and ancillary facilities. The weighted average interest rates on the RCF as of December 31, 2021 and 2020 were 2.36% and 2.48%, respectively.
For the years ended December 31, 2021, 2020 and 2019, amortized transaction costs were immaterial.
Unamortized transaction costs included in the Consolidated Balance Sheets, as of December 31, 2021 and 2020 amounted to $2.2 million and $3.0 million, were incurred in conjunction with various RCF amendments.
(c) Local bank loans and other short term borrowings
As part of the RCF, the Company can also establish ancillary credit facilities by converting the commitments of select lenders under the €250.0 million RCF into bilateral credit agreements. Original borrowings under ancillary credit facilities reduce availability under the RCF. Borrowings under ancillary credit facilities do not count toward debt drawn under the RCF for the purposes of determining whether the financial covenant under the Credit Agreement related to the RCF must be tested.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
As of December 31, 2021and 2020, the Company had the following ancillary facilities and uncommitted lines of credit outstanding:

	2021	2020
	(In millions)
Ancillary credit facilities
Total capacity (€170 million)	$192.5	$208.6

OEC GmbH outstanding borrowings	$103.0	$43.5
OEC LLC outstanding borrowings	13.4	26.7

Uncommitted local lines of credit:
Korea (capacity $40.0 million)	30.8	4.6
Brazil (capacity $2.3 million)	2.3	0.8

Total of Other short-term debt and obligations	$149.5	$75.6
The general terms of the ancillary credit facilities are linked to the terms in the RCF. The local credit lines in Brazil and Korea are with local banks that are not lenders under the Credit Agreement and were negotiated bilaterally.
During the second quarter 2020, the Company increased the number of RCF banks and total converted ancillary borrowings from €130 million to €170 million, resulting in capacity under the RCF at any net leverage level, as even a full RCF utilization won’t trigger the 35% covenant threshold (see Covenant Compliance section below - First Lien Leverage Ratio covenant). Using exchange rates applicable as of December 31, 2021, the €250 million RCF capacity amounted to approximately $283 million with availability after ancillary borrowings of $166.7 million.
Future Years Payment Schedule
The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented in Note G. Leases, are as follows:

Repayment
(In millions)
2022	$3.0
2023	3.0
2024	3.0
2025	3.0
2026	3.0
2027	3.0
2028	621.0
Total	$639.0
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
As of December 31, 2021, we are in compliance with our debt covenants.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note K. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of December 31, 2021 and 2020.
Cash flow hedge
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
We designated the Euro-denominated interest rate swap at closing in November 2017 and the cross-currency swaps at closing in May 2018 in the same manner. We performed a hedge effectiveness test based on the critical terms match method (prospectively) and the dollar offset test (retrospectively).
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	December 31, 2021		December 31, 2020		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$4.3	$—	$—	Prepaid expenses and other current assets
Total	$197.0	$4.3	$—	$—

Liabilities
Derivatives designated as hedges:
Cross currency swaps	$—	$—	$197.0	$12.7	Other liabilities (non-current)
Interest rate swaps	311.5	8.6	337.5	10.1	Other liabilities (non-current)
Total	$311.5	$8.6	$534.5	$22.8
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during fiscal 2021 and 2020.
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Due to the short maturity, the fair value of all non-derivative financial instruments included in Current assets and Current liabilities for which the carrying value approximates fair value are excluded from the table below. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets.

	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$639.0	$637.2	$668.0	$668.0
Term-Loan in the table above is classified as Level 2.
At both December 31, 2021 and 2020, the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Year Ended December 31, 2021
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$2.4	$(0.5)	$—	Interest and other financial expense, net
Interest rate swaps	1.5	—	—	Interest and other financial expense, net
Total	$3.9	$(0.5)	$—

	Effect of Financial Instruments
	Year Ended December 31, 2020
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(1.0)	$—	$(6.0)	Interest and other financial expense, net
Interest rate swaps	(2.3)	—	—	Interest and other financial expense, net
Total	$(3.3)	$—	$(6.0)

	Effect of Financial Instruments
	Year Ended December 31, 2019
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(1.9)	$—	$(1.5)	Interest and other financial expense, net
Interest rate swaps	(5.3)	—	—	Interest and other financial expense, net
Total	$(7.2)	$—	$(1.5)
The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Consolidated Statement of Operations in the next twelve months is approximately $1.9 million.
Our cross currency swaps designated as a cash flow hedge of principal and interest payments related to our Term Loan matures in September 2028.
Note L. Employee Benefit Plans
Provisions are established to cover defined benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
We have defined benefit plans in Germany and South Korea for which Germany accounted for approximately 93.2% and 93.3% in 2021 and 2020, respectively, of provisions for projected defined benefit pension plan obligations. Effective at the end of 2013, all defined benefit plans in Germany were modified to close access to new participants and freeze benefits accrued under these plans at December 31, 2013 levels. Interest expense on the frozen obligation relating to these plans will continue to accrue.
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Obligations and Funded Status
The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension plan:

Change in Projected Benefit Obligation	December 31
	2021	2020
	(In millions)
Present value of projected benefit obligation at the beginning of the year	$91.3	$79.4
Actuarial (gain)/ loss	(1.7)	4.9
Service cost	0.5	0.6
Interest cost	1.0	1.2
Benefits paid	(1.3)	(1.7)
Curtailments, settlements, special and contractual termination benefits	(0.8)	—
Currency translation	(7.1)	6.9
Present value of projected benefit obligation at the end of the year	$81.9	$91.3
Based on the weighted Macaulay method the projected benefit obligation has a duration of 20.0 years (21.0 years in 2020 ).

Change in Plan Assets	December 31
	2021	2020
	(In millions)
Fair value of plan assets at the beginning of the year	$6.8	$6.6
Actual return on plan assets	0.1	0.1
Employer contributions	0.7	0.3
Benefits paid	—	(0.5)
Settlement	(0.7)	—
Currency translation	(0.6)	0.3
Fair value of plan assets at the end of the year	$6.3	$6.8
The plan assets are held by Orion Engineered Carbons Co. Ltd. Korea, Bupyeong-gu, South Korea, and relate to qualifying insurance policies. These insurance policies do not have a quoted market price. The actual return on plan assets amounted to $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Net Unfunded Status	December 31
	2021	2020
	(In millions)
Projected benefit obligation	$81.9	$91.3
Less: Fair value of plan assets	6.3	6.8
Net unfunded status	$75.6	$84.5

Amount Recognized in the Consolidated Balance Sheets	December 31
	2021	2020
	(In millions)
Non-current assets	$—	$—
Current liabilities	1.2	1.2
Non-current liabilities	74.4	83.3
Net liability recognized - pension plans	$75.6	$84.5

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Pension Assumptions and Strategy
The assumptions in the table below were used in the actuarial valuation of the underlying the obligations:

Assumptions	December 31
	2021	2020
Discount rate	1.5%	0.6%
Expected long-term rate of return on plan assets	1.8%	2.0%
Rate of compensation/salary increase	3.0%	3.0%
Future pension increase	1.6%	1.5%
Mortality	Heubeck 2018G	Heubeck 2018G
Mortality is based on Heubeck guidelines, the generally accepted biometric calculation bases for the balance sheet valuation of pension obligations in Germany. A 0.5% increase or decrease in the discount rate or in the future pension increase would have impacted the projected benefit obligation as follows:

Sensitivities	December 31, 2021
	Discount rate		Future pension increase
	0.5% decrease	0.5% increase	0.5% decrease	0.5% increase
(In millions)
Impact on projected benefit obligation	$7.4	$(6.5)	$(9.2)	$10.2
Net Periodic Pension Cost (Benefit)

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Service cost	$0.5	$0.6	$0.6
Interest cost	1.0	1.2	1.7
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net periodic pension cost	$1.4	$1.7	$2.2
The total expected defined benefit pension contribution amounts to $1.3 million in 2022.
The Company paid $15.0 million, $12.5 million and $13.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, for state defined contribution pension schemes (statutory pension insurance) in Germany and other countries. This amount is recognized as personnel expenses in Cost of sales and in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Estimated Future Benefit Payments
The Company expects that the following benefit payments will be made to plan participants in the years from 2022 to 2031:

Benefit payments	(In millions)
2022	$1.7
2023	2.0
2024	2.7
2025	2.4
2026	2.1
2027 - 2031	14.8
The Company does not anticipate making funding contributions to the Pension Plan in 2022.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Amounts recognized in AOCI as of December 31, 2021, 2020 and 2019 related to the Company's defined benefit pension plan were as follows:

Accumulated Other Comprehensive (Income) / Loss	December 31
	2021	2020	2019
	(In millions)
Net actuarial (gain) loss	$(1.7)	$4.9	$12.0
Net prior service cost	—	—	—
Balance in accumulated other comprehensive (income) / loss	$(1.7)	$4.9	$12.0
No amount is estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2022.
Plan Assets
The fair value (all Level 2) of Orion's pension plan assets as of December 31, 2021 and 2020, are as follows:

	December 31
	2021	2020
	(In millions)
Government and corporate fixed income financial instruments	6.3	6.8
Total pension plan assets	$6.3	$6.8
Defined Contribution Plans
We provide tax-qualified retirement contribution plans in the United States for the benefit of all full-time employees. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. For the years ended December 31, 2021, 2020 and 2019 the Company contributions to the Employee Savings Plans were $1.9 million, $2.6 million and $2.9 million, respectively.
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Performance-based Restricted Stock Units
In the following table summarizes the activity of our PSUs within year ended December 31, 2021:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2021	498,352	$11.55
Granted	360,178	19.01
Forfeited	(70,195)	15.98
Unvested at December 31, 2021	788,335	$14.97
During the years ended December 31, 2020 and 2019, we granted 290,906 and 332,891 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $11.60 and $11.48, respectively. The 2019 performance-based PSU grants expired as the performance conditions were not met.
Restricted Stock Units
In the following table summarizes the activity of our Individual RSUs within year ended December 31, 2021:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2021	370,427	$14.53
Granted	214,225	18.46
Settled	(54,048)	19.92
Forfeited	(16,005)	14.09
Unvested at December 31, 2021	514,599	$16.09
In the year ended December 31, 2021, the vested service-based units had an aggregate grant-date fair value of $1.1 million. During the years ended December 31, 2020 and 2019, we granted 182,930 and 219,197 service-based units, respectively, with a per unit weighted-average grant-date fair value of $12.75 and $15.65, respectively. In the year ended December 31, 2020 no RSUs vested. In the year ended December 31, 2019, the vested service-based units had an aggregate grant-date fair value of $0.3 million.
Certain members of our Board of Directors receive compensation in form of restricted shares (“RSs”) in accordance with the 2014 Non-employee Director Plan. Under this plan 34,524 RSs are currently outstanding. The RSs will vest and become non-forfeitable on the first anniversary of the grant date.
As of December 31, 2021, we had unrecognized compensation cost of $9.0 million, based on the target amounts, related to unvested PSUs, RSUs and RSs, which is expected to be recognized over a weighted average period of 1.79 years.
During 2021, 2020 and 2019 fiscal years, we recognized compensation expenses of $5.2 million, $4.4 million and $9.4 million, respectively, in our Consolidated Statements of Operations.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note N. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows for fiscal 2021, 2020 and 2019:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2019	$(10.6)	$(6.2)	$(2.8)	$(19.6)
Other comprehensive loss before reclassifications	(1.4)	(7.3)	(12.3)	(21.0)
Income tax effects before reclassifications	(0.1)	2.4	4.0	6.3
Currency translation AOCI	—	0.1	(0.1)	—
Balance at December 31, 2019	(12.1)	(11.0)	(11.2)	(34.3)
Other comprehensive loss before reclassifications	(13.1)	(2.6)	(5.3)	(21.0)
Income tax effects before reclassifications	(1.3)	0.8	1.8	1.3
Amounts reclassified from AOCI	—	—	9.9	9.9
Income tax effects on reclassifications	—	—	(3.3)	(3.3)
Currency translation AOCI	—	(0.7)	(0.6)	(1.3)
Balance at December 31, 2020	(26.5)	(13.5)	(8.7)	(48.7)
Other comprehensive income (loss) before reclassifications	(7.3)	2.3	2.0	(3.0)
Income tax effects before reclassifications	(0.3)	(0.7)	(0.7)	(1.7)
Amounts reclassified from AOCI	—	—	4.8	4.8
Income tax effects on reclassifications	—	—	(1.6)	(1.6)
Currency translation AOCI	—	1.1	0.6	1.7
Balance at December 31,2021	$(34.1)	$(10.8)	$(3.6)	$(48.5)
The amounts recorded in prior years in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial losses over the current year through profit and loss separately from income from operations and amounted to $4.8 million and $9.9 million for the years end December 31, 2021 and 2020 respectively.
Note O. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to Orion by the weighted average number of common stock outstanding during the period. Diluted EPS equals net income attributable to Orion divided by the weighted average number of common stock outstanding during the period, adjusted for the dilutive effect of our stock–based and other equity compensation awards.
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Years Ended December 31,
Dollars in millions, shares in thousands and per share amount in dollars	2021	2020	2019
Net income for the period - attributable to ordinary equity holders of the parent	$134.7	$18.2	$86.9
Weighted average number of ordinary shares	60,708	60,430	59,986
Basic EPS	$2.22	$0.30	$1.45
Dilutive effect of share based payments	243	977	1,314
Weighted average number of diluted ordinary shares	60,951	61,407	61,300
Diluted EPS	$2.21	$0.30	$1.42

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note P. Income Taxes
The Company operates in multiple jurisdictions with complex tax and regulatory environments and our income tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations including potential proposals in the U.S. as a result of a new administration. Tax provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Current
Domestic (1)	$21.7	$16.3	$16.3
Foreign	9.7	4.0	1.1
Total	31.4	20.3	17.4
Deferred
Domestic (1)	(1.4)	(4.9)	7.4
Foreign	21.7	(7.3)	8.5
Total	20.3	(12.2)	15.9
Provision for income taxes	$51.7	$8.1	$33.3
(1) Domestic refers to Germany.
Income before income taxes for fiscal years 2021, 2020 and 2019 is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Domestic (1)	$89.2	$25.6	$112.5
Foreign	97.2	0.7	7.7
Income before income taxes	$186.4	$26.3	$120.2
(1) Domestic refers to Germany.
A statutory corporate income tax rate of 15.00% was used to calculate the current and deferred taxes for the German entities. A solidarity surcharge of 0.825% and a trade tax rate of 16.18%, for the years ended December 31, 2021, 2020 and 2019, respectively, were also reflected in the calculation. As a result, the overall statutory income tax rate for the German entities was 32.00%, for the years ended December 31, 2021, 2020 and 2019. The current and deferred taxes for the non-German entities were calculated using their respective country-specific tax rates.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The following tax reconciliation shows the difference between the expected income taxes using the German overall statutory income tax rate of 32.0% and the effective income taxes in the income statement, for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Income before income taxes	$186.4	$26.3	$120.2
Expected income tax thereon	59.6	8.4	38.4
Tax rate differential	(9.8)	(1.4)	(3.5)
Change in valuation allowance	(6.0)	(1.3)	0.5
Change in the tax rate and tax laws	—	(0.1)	0.1
Non-deductible interest expenses	1.2	1.1	1.2
Non-deductible expenses, and non-deductible taxes	5.4	2.8	0.7
Tax effect on tax-free income	(0.4)	(0.2)	(0.9)
Other tax effects	1.7	(1.2)	(3.2)
Effective income taxes as reported	$51.7	$8.1	$33.3
Effective tax rate	27.74%	30.80%	27.65%
Other non-deductible expenses and non-deductible taxes which are non-creditable in the U.S. were $2.4 million, $0.9 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Non-deductible taxes include taxes from Brazil which is a disregarded entity for U.S. tax purposes.
The unfavorable tax effect from other non-deductible expenses and non-deductible taxes were mainly driven by non-deductible expenses in connection with the Company’s LTIP and non creditable taxes in Brazil in 2021.
The favorable effect from changes in valuation allowance on deferred tax assets for the year ended December 31, 2021 included the impact mainly from Brazil and Germany related to the judgment on the realization of deferred tax assets.
Tax effect from changes in valuation allowance on deferred tax assets for the year ended December 31, 2020 included the impact from lower pre-tax earnings attributed to the economic downturn from COVID-19. Also included was a benefit from the favorable change of the valuation allowance related to U.S. tax credits of $3.6 million.
Income tax expense recognized in the Consolidated Statements of Operations were $51.7 million in 2021, $8.1 million in 2020 and $33.3 million in 2019. Tax expense/(benefit) recognized directly in equity were $(4.0) million in 2021, $(1.1) million in 2020 and $6.2 million in 2019.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Significant components of deferred income taxes were as follows:

	December 31
	2021	2020
	(In millions)
Deferred tax assets
Financial assets	$—	$7.9
Inventories	3.3	3.4
Deferred compensation	15.8	16.8
Liabilities including leases liabilities	36.3	26.9
Loss carryforwards	47.0	39.8
Interest carryforwards	9.8	11.2
Tax credits	8.4	4.3
Total deferred tax assets	120.6	110.3
Deferred tax asset valuation allowances	(36.3)	(42.7)
Net deferred tax assets	$84.3	67.6
Deferred Tax Liabilities
Intangible assets	$2.9	$3.5
Property, plant and equipment including right of use assets	65.9	30.5
Financial assets	1.0	—
Receivables, other assets	14.3	9.2
Other	11.6	10.6
Total deferred tax liabilities	$95.7	$53.8
Net deferred tax assets / (liabilities)	$(11.4)	$13.8
Our net deferred tax assets and liabilities reflected in our balance sheet are as follows:

Net deferred tax position	December 31
	2021	2020
	(In millions)
Deferred tax assets
Net deferred tax assets	$50.4	$52.6
Deferred tax liabilities
Net deferred tax liabilities	61.8	38.8
Net deferred tax asset / (liability) positions	$(11.4)	$13.8
As of each reporting date, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction's deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law, as well as available prudent and feasible tax planning strategies that would, if necessary, be implemented to ensure realization of the net deferred tax assets.

Valuation allowance	2021	2020	2019
	(In millions)
As of January 1,	$42.7	$41.9	$39.3
Additions for Tax Credits	3.5	—	3.2
Additions for Loss carryforwards	—	1.8	—
Additions for Interest carryforwards	—	1.3	0.9
Additions Other	0.4	0.2	—
Reduction for Tax Credits	—	(2.5)	(1.0)
Reduction for Loss carryforwards	(1.8)	—	(0.4)
Reductions for Interest carryforwards	(8.5)	—	(0.1)
As of December 31,	$36.3	$42.7	$41.9

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The favorable changes in valuation allowance on deferred tax assets and for losses with recognition of deferred taxes for the year ended December 31, 2021, is related to the positive judgment on the realization of deferred tax assets. The reduction in the interest carryforward is driven by anticipated positive income of the appropriate nature. A negative judgment on the valuation allowance related to tax credits was recorded or the year ended December 31, 2021.
The following table provides detail surrounding the expiration dates of the gross amount of tax loss carryforwards and tax credits:

	December 31
	Net operating loss carryforwards	Tax Credits
	(In millions)
2022 to 2028	$—	$—
2029 and thereafter	50.1	—
Indefinite carryforwards	139.2	8.4
Total	$189.3	$8.4
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of most of our foreign subsidiaries that would incur incremental tax consequences upon the distribution of such earnings. As of December 31, 2021, we did not provide for deferred taxes on earnings of most of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements. Deferred tax liabilities amounting $0.7 million, (2020: $0.8 million, 2019: $1.7 million) were recognized for subsidiaries for which a dividend distribution is expected.
Tax uncertainties
The following table summarizes the activity in unrecognized tax benefits:

	2021	2020	2019
	(In millions)
Balance at beginning of the year	$13.0	$11.6	$14.8
Additions based on tax positions related to the current year	0.3	0.1	0.2
Additions for tax positions of prior year	—	1.3	—
Reductions of tax positions of prior year	(1.2)	—	(3.4)
Balance at end of the year	$12.1	$13.0	$11.6

We recognize interest and penalties associated with unrecognized tax benefits in income tax expense. Income tax expense includes a benefit of interest and penalties of $0.7 million in 2021 and an expense of interest and penalties totaling $1.1 million and $0.5 million in 2020 and 2019, respectively. We had accrued $4.4 million, $5.1 million and $4.0 million for interest and penalties as of December 31, 2021, 2020 and 2019, respectively. The majority of the unrecognized tax benefits for the fiscal years ended December 31, 2021, 2020 and 2019, respectively would affect our effective income tax rate.
Orion and certain subsidiaries are under audit in several jurisdictions, and in particular in Germany for periods 2011-2017. During the year ending December 31, 2022, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits and the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note Q. Commitments and Contingencies
Long-Term Commitments—To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily oil and gas, are in place are as follows:

Maturity	December 31, 2021
(In millions)
2022	$128.4
2023	3.3
2024	3.3
2025	3.3
2026	3.3
2027 and thereafter	22.8
Total	$164.4
Restructuring—In 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Expenses related to the closing include personnel costs, demolition, removal costs and remediation costs. Total estimated and recognized costs and total costs remaining as of December 31, 2021 are $44.6 million and $9.3 million, respectively. Orion's reserves for restructuring of its Rubber segment in 2021 are reflected in Accrued liabilities on the Consolidated Balance Sheets. Orion has accrued liabilities for personnel expenses of $2.6 million and $3.5 million, and ground remediation costs of $6.7 million and $4.3 million, as of December 31, 2021 and 2020 respectively.
In the periods ending December 31, 2021, 2020 and 2019 restructuring expense, net including Ambes amounted to $2.2 million, $7.5 million, and $3.6 million, respectively.
Environmental Reserves—Our accrued liability for future environmental reserves at our current and former plant sites and other sites totaled $7.8 million and $1.7 million as of December 31, 2021 and 2020, respectively. During the fourth quarter of 2021, we recognized an additional reserve of $7.2 million reflected in the Consolidated Statement of Operations in the Other expense, net. The environmental-related costs are expected to occur over a number of years and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
Legal Proceedings—We are subject to various lawsuits and claims, including but not limited to, matters involving contract disputes, environmental damages, personal injury and property damage. We vigorously defend ourselves and prosecute these matters as appropriate. We regularly assess the adequacy of legal accruals based on our professional judgment, experience and the information available regarding our cases.
Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will not have a material adverse effect upon our operations, financial condition or Consolidated Financial Statements.
EPA Action—During 2008 and 2009, the U.S. Environmental Protection Agency (“EPA”) contacted all U.S. carbon black producers as part of an industry-wide EPA initiative, requesting extensive and comprehensive information under Section 114 of the U.S. Clean Air Act. The EPA used that information to determine, for each facility, that either: (i) the facility has been in compliance with the Clean Air Act; (ii) violations have occurred and enforcement litigation may be undertaken; or (iii) violations have occurred and a settlement of an enforcement case is appropriate. In response to information requests received by the Company’s U.S. facilities, the Company furnished information to the EPA on each of its U.S. facilities. The EPA subsequently sent notices under Section 113(a) of the Clean Air Act in 2010 alleging violations of Prevention of Significant Deterioration (“PSD”) and Title V permitting requirements under the Clean Air Act at the Company’s Belpre (Ohio) facility. In October 2012, the Company received a corresponding notice and finding of violation (a “NOV”) alleging the failure to obtain PSD and Title V permits reflecting Best Available Control Technology (“BACT”) at several units of the Company’s Ivanhoe (Louisiana) facility, and in January 2013 the Company also received a NOV issued by the EPA for its facility in Borger (Texas) alleging the failure to obtain PSD and Title V permits reflecting BACT during the years 1996 to 2008. A comparable NOV for the Company’s U.S. facility in Orange (Texas) was issued by the EPA in February 2013; and EPA issued an additional NOV in March 2016 alleging more recent non-PSD air emissions violations primarily at the dryers and the incinerator of the Orange facility.
In 2013, Orion began discussions with the EPA and the U.S. Department of Justice (“DOJ”) about a potential settlement to resolve the NOVs received, which ultimately led to a consent decree executed between Orion Engineered Carbons LLC, a wholly owned subsidiary of the Company (for purpose of this Note Q. “Orion LLC”) and the United States (on behalf of the EPA), as well as the Louisiana Department of Environmental Quality. The consent decree (the “EPA CD”) became effective on June 7, 2018. The EPA CD resolves and settles the EPA’s claims of noncompliance set forth in the NOVs described above and in a respective complaint filed in court against Orion by the United States immediately prior to the filing of the consent decree.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Under Orion LLC’s EPA CD, Orion LLC is required to install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires the continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years. In addition, the EPA CD required Orion LLC to pay a fine of $0.8 million and perform other environmental mitigation projects that are not anticipated to be material. As part of Orion’s compliance plan under the EPA CD, in April 2018 Orion signed a contract with Haldor Topsoe group to install its SNOXTM emissions control technology to remove SO2, NOx and dust particles from tail gases at Orion LLC’s Ivanhoe, Louisiana Carbon Black production plant. In 2021, the construction projects at the Ivanhoe (Louisiana) and Orange (Texas) facilities have been completed. Under the EPA CD, Orion LLC can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness.
As of December 31, 2021, we have spent $210 million of capital expenditures related to the EPA CD.
The Company’s Share Purchase Agreement with Evonik Industries AG, Germany, Evonik Degussa GmbH, Germany and any affiliated companies (“Evonik”) in connection with the acquisition of the carbon black business line from Evonik, completed on July 29, 2011 (the “Acquisition”), provided for a partial indemnity from Evonik against various exposures, including, but not limited to, capital investments, fines and costs arising in connection with Clean Air Act violations that occurred prior to July 29, 2011. In June 2019, Orion initiated arbitration proceedings to enforce its rights against Evonik. In June 2021, Orion and Evonik agreed to settle all claims made under this partial indemnity as well as certain other claims and counterclaims Orion and Evonik asserted against each other. Evonik made a one-time cash payment of €66.55 million ($79.5 million) to Orion which resolved all pending claims as well as counterclaims of $3.4 million. In the Consolidated Financial Statements, Orion recorded a gain aggregating $82.9 million.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of December 31, 2021, the Company had guarantees totaling $15.8 million issued by various financial institutions.
Note R. Segment Financial Information
Segment information
We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. We manage our business in two operating segments as follows:
•Rubber carbon black—Used in the reinforcement of rubber in tires and mechanical rubber goods.
•Specialties—Used as pigments and performance additives in coatings, polymers, printing and special applications.
Corporate includes income and expense that cannot be directly allocated to the business segments or are managed on corporate level and includes finance income and expenses, taxes and items with less bearing on the underlying core business.
Discrete financial information is available for each of the segments, and the chief operating decision maker (“CODM”) uses operating results of each operating segments for performance evaluation and resource allocation.
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as income from operations before depreciation and amortization, restructuring expenses, consulting fees related to Company strategy, gain related to legal settlement, and includes equity earnings (loss) in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Segment operating results are as follows:

	Rubber	Specialties	Corporate	Total
	(In millions)
2021
Net sales from external customers	$948.6	$598.2	$—	$1,546.8
Adjusted EBITDA	120.0	148.4	—	268.4
Corporate charges	—	—	(18.0)	(18.0)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(59.0)	(45.1)	—	(104.1)
Gain related to litigation settlement	—	—	82.9	82.9
Excluding equity in earnings of affiliated companies, net of tax	(0.7)	—	—	(0.7)
Interest and other financial expense, net	—	—	(38.0)	(38.0)
Reclassification of actuarial losses from AOCI	—	—	(4.8)	(4.8)
Income before earnings in affiliated companies and income taxes				$185.7
Assets	912.2	582.1	136.7	$1,631.0
Capital expenditures	149.1	65.6	—	214.7

2020
Net sales from external customers	$691.2	$445.2	$—	$1,136.4
Adjusted EBITDA	90.0	110.0	—	200.0
Corporate charges	—	—	(28.5)	(28.5)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(57.0)	(39.6)	—	(96.6)
Excluding equity in earnings of affiliated companies, net of tax	(0.5)	—	—	(0.5)
Interest and other financial expense, net	—	—	(38.7)	(38.7)
Reclassification of actuarial losses from AOCI	—	—	(9.9)	(9.9)
Income before earnings in affiliated companies and income taxes				$25.8
Assets	789.3	467.0	133.5	$1,389.8
Capital expenditures	111.5	27.3	—	138.8

2019
Net sales from external customers	$967.9	$508.5	$—	$1,476.4
Adjusted EBITDA	145.2	122.2	—	267.4
Corporate charges	—	—	(22.9)	(22.9)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(58.6)	(38.1)	—	(96.7)
Excluding equity in earnings of affiliated companies, net of tax	(0.6)	—	—	(0.6)
Interest and other financial expense, net	—	—	(27.6)	(27.6)
Income before earnings in affiliated companies and income taxes				$119.6
Assets	696.5	417.8	143.1	$1,257.4
Capital expenditures	132.6	26.1	—	158.7
Income from operations before income taxes and finance costs of the segment ‘Corporate’ comprises the following:

	2021	2020	2019
	(In millions)
Consulting fees related to Company strategy	$—	$—	$1.3
Extraordinary expense items related to COVID-19	—	3.9	—
Long Term Incentive Plan	5.2	4.4	9.4
EPA-related expenses	2.3	5.2	4.0
Environmental reserve accrual	7.2	—	—
Other non-operating	3.3	15.0	8.2
Expenses/(income) from operations before income taxes and finance costs	$18.0	$28.5	$22.9

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Geographic information:

Net sales	Years Ended December 31,
	2021	2020	2019
	(In millions)
Germany	$648.6	$486.5	$593.8
United States	405.1	289.5	394.3
South Korea	208.9	173.5	241.2
Brazil	100.1	64.8	94.5
China	92.7	60.1	63.1
South Africa	53.3	34.0	54.7
Other	24.9	19.5	23.8
Rest of Europe (1)	13.2	8.5	11.0
Total	$1,546.8	$1,136.4	$1,476.4
(1) Only a holding company is located in Luxembourg, accordingly no revenue is generated in the country of domicile.
For the years ended December 31, 2021 and 2020, one customer accounted for 10% or more revenue in the Rubber segment and amounted to $218.6 million and $170.3 million, respectively. For the year ended December 31, 2019, two customers accounted for 10% or more of revenue in the Rubber segment totaling $299.7 million.
In 2021, revenue from top ten customers, in the Rubber segment, was approximately $590.9 million.
In 2021, revenue from top ten customers, in the Specialties segment, was approximately $148.7 million.

Long-lived tangible assets(1)	December 31
	2021	2020
	(In millions)
Germany	$149.5	$147.9
Sweden	23.9	27.9
Italy	70.8	60.5
Poland	12.8	12.9
Rest of Europe (2)	21.9	10.7
Subtotal Europe	278.9	259.9
United States	319.6	258.2
South Korea	109.1	120.6
South Africa	15.1	13.1
Brazil	15.4	17.2
China	53.2	27.0
Other	1.2	0.1
Total	$792.5	$696.1
(1) Long-lived assets include property, plant and equipment, net and right-of-use assets, net.
(2) Only a holding company is located in Luxembourg, accordingly no revenue is generated in the country of domicile.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note S. Related Parties
As of December 31, 2021, related parties primarily includes one joint venture Orion that is accounted for using the equity method, “Deutsche Gaßrußwerke” (DGW).
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

	December 31,
	2021	2020
	(In millions)
Trade receivables	$0.6	$—
Trade payables	24.9	11.8

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Purchases	$113.2	$68.8	$89.4
Sales and services	5.7	1.6	2.7
Note T. Subsequent Events
On October 29, 2021, the Company’s Board of Directors declared interim dividends in the aggregate amount of $1.25 million, which is equivalent to approximately $0.02 per common stock of the company. The interim dividend was paid on January 12, 2022, to holders of record as of the close of business on January 5, 2022.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or omissions. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and discussion with the Company's Audit Committee, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
Audit Report of the Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Ernst & Young, has issued an audit report on management’s internal control over financial reporting which appears below.
Changes in Control over Financial Reporting
No change in internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Orion Engineered Carbons S.A
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orion Engineered Carbons S.A.
Opinion on Internal Control over Financial Reporting
We have audited Orion Engineered Carbons S.A.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orion Engineered Carbons S.A. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Houston, TX
February 17, 2022

Orion Engineered Carbons S.A

Item 9B. Other Information
None

Orion Engineered Carbons S.A
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Directors and certain Governance information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Title

Corning F. Painter	59	Chief Executive Officer
Robert Hrivnak	61	Interim Chief Financial Officer
Sandra Niewiem	45	Senior Vice President, Global Specialty Carbon Black and EMEA Region
Pedro Riveros	51	Senior Vice President, Global Rubber Carbon Black and Americas Region
Carlos J. Quinones	57	Senior Vice President, Global Operations
Corning F. Painter—Mr. Painter began his career at Air Products in 1984 as part of the company’s career development program. He rose through the ranks, progressing through a variety of commercial and operations positions in the U.S. and overseas, and was rapidly promoted several times over the last several years, holding leadership positions in operations, supply chain, corporate strategy and technology. He held the position of Executive Vice President, Industrial Gases until he left Air Products at the end of June, 2018 to become Orion Engineered Carbons group’s new Chief Executive Officer starting from September 2018.
Robert Hrivnak—Mr. Hrivnak joined Orion in August 2020 and was appointed Interim Chief Financial Officer in October 2021. Mr. Hrivnak has over 30 years of experience as an accomplished financial executive. Mr. Hrivnak joined Orion from Clearwater Paper, a manufacturer of paper products, where he served as Chief Financial Officer and Chief Accounting Officer. Prior to Clearwater, he served as Chief Accounting Officer of Itron, Inc., a global public technology and services company providing products and services to utilities and municipalities. Mr. Hrivnak is a Certified Public Accountant (CPA) and holds a BS business and accounting from Ohio State and a MBA from the University of Wisconsin.
Sandra Niewiem—Dr. Niewiem was appointed Senior Vice President Global Specialty Carbon Black and EMEA Region in September 2019. Dr. Niewiem joined Orion in December 2013 and previously held the position of Vice President Global Product Management and Business Development Specialty Carbon Black. She has over 19 years of experience in process industries, engineering and industrial goods, thereof more than 13 years in management consulting at a global consulting firm. Dr. Niewiem holds an economics doctorate from European Business School and a master’s in business administration from James Madison University, Virginia.
Pedro Riveros—Mr. Riveros joined Orion Engineered Carbons in the current role in June 2019. He has 25 years of experience in varied general management and business management roles in the industrial gas and chemicals area both in North and South America. Mr. Riveros held several business leadership roles at Air Products, prior to joining Orion, where his key areas of expertise included Business Strategy, Margin Enhancement, Productivity and Supply Chain Management. Mr. Riveros holds a bachelor’s degree in mechanical engineering from Rensselaer Polytechnic Institute.
Carlos Quinones—Mr. Quinones joined Engineered Orion Carbons in the current role in June 2019. Immediately prior to joining Orion, he held multiple Operations leadership positions at Air Products from 2015 to 2019. Prior to Air Products, Mr. Quinones held positions of increasing leadership responsibilities in the chemical industry experience with Praxair, Rohm and Haas/Dow Chemical, and Arco Chemical. Mr. Quinones holds a Bachelor of Science degree in Mechanical Engineering from Texas A&M University.
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

Orion Engineered Carbons S.A
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

Orion Engineered Carbons S.A
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

4(b)
Description of Orion Engineered Carbons S.A.’s Common Shares (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 20, 2020

10.1
Credit Agreement, dated as of July 25, 2014, among the Company, Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons Bondco GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the revolving borrowers named therein, the guarantors named on the signature page thereto, the lenders named therein, and Goldman Sachs Bank USA as administrative agent (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 31, 2014 (File No. 001-36563)

10.2
First Amendment, dated as of August 7, 2014, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders

10.3
Second Amendment, dated as of September 29, 2016, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans

10.4
Third Amendment, dated as of May 5, 2017, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans

10.5
Fourth Amendment, dated as of May 31, 2017, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, and UniCredit Bank AG, as arranger with respect to the Amendment (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 25, 2017 (File No. 001-36563))

Orion Engineered Carbons S.A

10.6
Fifth Amendment, dated as of November 2, 2017, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders.

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

10.9
Eighth Amendment, dated as of April 2, 2019, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders.

10.10
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

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of Ernst & Young GmbH Wirtschaftsprüfungsgesellschaft

31.1	Certification by Corning F. Painter pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Bob Hrivnak pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Corning F. Painter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Bob Hrivnak pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	XBRL

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Orion Engineered Carbons S.A
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ENGINEERED CARBONS S.A.

February 17, 2022	By	/s/ Corning F. Painter
Name: Corning F. Painter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corning F. Painter	Chief Executive Officer (Principal Executive Officer)
Corning F. Painter		February 17, 2022

/s/ Bob Hrivnak	Interim Chief Financial Officer (Principal Financial Officer)
Bob Hrivnak		February 17, 2022

/s/ Kerry A. Galvin	Director
Kerry A. Galvin		February 17, 2022

/s/ Paul Huck	Director
Paul Huck		February 17, 2022

/s/ Mary Lindsey	Director
Mary Lindsey		February 17, 2022

/s/ Didier Miraton	Director
Didier Miraton		February 17, 2022

/s/ Yi Hyon Paik	Director
Yi Hyon Paik		February 17, 2022

/s/ Dan F. Smith	Director
Dan F. Smith		February 17, 2022

/s/ Hans Dietrich Winkhaus	Director
Hans Dietrich Winkhaus		February 17, 2022

/s/ Michel Wurth	Director
Michel Wurth		February 17, 2022