Form 10-Q
period 2022-03-31
Orion Engineered Carbons S.A.
filed 2022-05-10
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
ORION ENGINEERED CARBONS S.A.
(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg	001-36563		00-0000000
(State or other jurisdiction of incorporation or organization)	(Commission file number)		(I.R.S. Employer Identification No.)

1700 City Plaza Drive, Suite 300	Spring	Texas	77389
(Address of Principal Executive Offices)			(Zip Code)
(281) 318-2959
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	OEC	New York Stock Exchange

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

The registrant had 60,749,265 shares of common stock outstanding as of May 2, 2022.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021
	(In millions, except share and per share amounts)
Net sales	$484.5	$360.1
Cost of sales	366.6	257.6
Gross profit	117.9	102.5

Selling, general and administrative expenses	57.5	52.4
Research and development costs	5.5	4.7
Other expenses, net	0.3	2.5
Income from operations	54.6	42.9

Interest and other financial expense, net	8.4	10.0
Reclassification of actuarial losses from AOCI	—	1.2
Income before earnings in affiliated companies and income taxes	46.2	31.7

Income tax expense	13.8	8.3
Earnings in affiliated companies, net of tax	0.1	0.1
Net income	$32.5	$23.5

Weighted-average shares outstanding (in thousands of shares):
Basic	60,879	60,648
Diluted	61,019	60,812
Earnings per share:
Basic	$0.53	$0.39
Diluted	$0.53	$0.39
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income	$32.5	$23.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	11.8	(5.1)
Net gains on derivatives	13.0	1.2
Defined benefit plans, net	0.1	1.2
Other comprehensive income (loss)	24.9	(2.7)
Comprehensive income	$57.4	$20.8
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(In millions, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$41.3	$65.7
Accounts receivable, net	373.6	288.9
Inventories, net	256.9	229.8
Income tax receivables	8.8	12.1
Prepaid expenses and other current assets	88.7	68.5
Total current assets	769.3	665.0
Property, plant and equipment, net	724.7	707.9
Right-of-use assets	94.8	84.6
Goodwill	76.4	78.0
Intangible assets, net	34.0	36.3
Investment in equity method affiliates	5.3	5.3
Deferred income tax assets	60.9	50.4
Other assets	3.2	3.5
Total non-current assets	999.3	966.0
Total assets	$1,768.6	$1,631.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$208.0	$195.1
Current portion of long term debt and other financial liabilities	202.3	151.7
Accrued liabilities	36.5	50.9
Income taxes payable	19.4	16.9
Other current liabilities	44.6	34.1
Total current liabilities	510.8	448.7
Long-term debt, net	625.0	631.2
Employee benefit plan obligation	73.7	74.4
Deferred income tax liabilities	78.8	61.8
Other liabilities	102.9	95.2
Total non-current liabilities	880.4	862.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,656,076 and 60,656,076 shares	85.3	85.3
Treasury stock, at cost, 336,183 and 336,183	(6.3)	(6.3)
Additional paid-in capital	72.9	71.4
Retained earnings	249.1	217.8
Accumulated other comprehensive loss	(23.6)	(48.5)
Total stockholders' equity	377.4	319.7
Total liabilities and stockholders' equity	$1,768.6	$1,631.0
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Cash Flows
878787878787878787

	Three Months Ended March 31,
	2022	2021
	(In millions)
Cash flows from operating activities:
Net income	$32.5	$23.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	27.3	25.6
Amortization of debt issuance costs	0.4	0.5
Share-based incentive compensation	1.5	1.0
Deferred tax (benefit) provision	2.6	(2.1)
Foreign currency transactions	(5.6)	3.6
Reclassification of actuarial losses from AOCI	—	1.2
Other operating non-cash items, net	—	0.2
Changes in operating assets and liabilities, net:
Trade receivables	(83.6)	(30.5)
Inventories	(25.6)	(19.8)
Trade payables	20.7	11.4
Other provisions	(13.7)	(7.9)
Income tax liabilities	6.2	4.2
Other assets and liabilities, net	9.5	(9.1)
Net cash (used in) provided by operating activities	(27.8)	1.8
Cash flows from investing activities:
Acquisition of intangible assets and property, plant and equipment	(48.8)	(27.2)
Net cash used in investing activities	(48.8)	(27.2)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	0.9	—
Repayments of long-term debt	(0.8)	(2.1)
Cash inflows related to current financial liabilities	90.4	35.5
Cash outflows related to current financial liabilities	(37.9)	(7.8)
Dividends paid to shareholders	(1.2)	—
Net cash provided by financing activities	51.4	25.6
Increase (decrease) in cash, cash equivalents and restricted cash	(25.2)	0.2
Cash, cash equivalents and restricted cash at the beginning of the period	68.5	67.9
Effect of exchange rate changes on cash	0.7	(2.6)
Cash, cash equivalents and restricted cash at the end of the period	44.0	65.5
Less restricted cash at the end of the period	2.7	2.9
Cash and cash equivalents at the end of the period	$41.3	$62.6
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(In millions, except per share amounts)		Number	Amount
	Balance at January 1, 2022		60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7
	Net income		—	—	—	—	32.5	—	32.5
	Other comprehensive income, net of tax		—	—	—	—	—	24.9	24.9
Dividends -	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
	Share based compensation		—	—	—	1.5	—	—	1.5
	Balance at March 31, 2022		60,656,076	$85.3	$(6.3)	$72.9	$249.1	$(23.6)	$377.4

Balance at January 1, 2021	60,487,117	$85.3	$(8.5)	$68.5	$84.4	$(48.7)	$181.0
Net income	—	—	—	—	23.5	—	23.5
Other comprehensive loss, net of tax	—	—	—	—	—	(2.7)	(2.7)
Share based compensation	—	—	—	1.0	—	—	1.0
Issuance of stock under equity compensation plans	103,409	—	1.2	(1.2)	—	—	—
Balance at March 31, 2021	60,590,526	$85.3	$(7.3)	$68.3	$107.9	$(51.4)	$202.8
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion Engineered Carbons S.A.’s unaudited Condensed Consolidated Financial Statements include Orion Engineered Carbons S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report in Form 10-K for the year ended December 31, 2021.
The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Summary of Significant Accounting Policies
Adoption of accounting standards
Government Assistance (Topic 832)—On November 17, 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Disclosures by Business Entities About Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance (e.g., a grant model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; Assistance; ASC 958-605, Not-for-Profit Entities—Revenue Recognition). This ASU creates Accounting Standards Codification (“ASC”) Topic 832 (“ASC 832”). The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. Entities may apply the ASU’s provisions either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively.
We adopted this standard prospectively on January 1, 2022. The adoption of this standard did not materially impact our Consolidated Financial Statements or related disclosures.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Accounts receivable	$376.6	$291.5
Expected credit losses	(3.0)	(2.6)
Accounts receivable, net of expected credit losses	$373.6	$288.9

Note C. Inventories
Inventories, net of reserves, are as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Raw materials, consumables and supplies, net	$101.6	$97.1
Work in process	0.3	0.2
Finished goods, net	155.0	132.5
Total	$256.9	$229.8

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note D. Debt and Other Obligations
The company financing arrangements are as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.8)	(0.8)
Other short-term debt and obligations	200.1	149.5
Current portion of long-term debt and other financial liabilities	202.3	151.7
Non-current
Term-Loan	628.6	636.0
Deferred debt issuance costs - Term Loan	(4.5)	(4.8)
BOC Term-loan	0.9	—
Long-term debt, net	625.0	631.2
Total	$827.3	$782.9
a.Revolving credit facility
To fund operating activities and generally safeguard the Company’s liquidity, the Company has entered into a revolving credit facility (“RCF”) of €250 million ($277.5 million). As of March 31, 2022, the total commitment of $278 million was split between an $89 million RCF tranche and $189 million of bilateral ancillary facilities established directly with several banks under the RCF.
As part of the RCF, the Company can establish ancillary credit facilities by converting the commitments of select lenders under the €250 million RCF into bilateral credit agreements. Original borrowings under ancillary credit facilities reduce availability under the RCF. Borrowings under ancillary credit facilities do not count toward debt drawn under the RCF for the purposes of determining whether the financial covenant under the Credit Agreement related to the RCF must be tested.
As of March 31, 2022, $55.5 million was outstanding under the RCF, and there were no borrowings under the RCF as of December 31, 2021. We classify amounts outstanding under the RCF as current in our Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
As of March 31, 2022 and December 31, 2021, unused availability under the RCF was $122.6 million and $166.7 million, respectively.
b.Local bank loans and other short-term borrowings
The local credit lines in Brazil and Korea are with local banks that are not lenders under the RCF and were negotiated bilaterally.
As of March 31, 2022 and December 31, 2021, the Company had the following ancillary facilities and uncommitted lines of credit outstanding:

	March 31, 2022	December 31, 2021
	(In millions)
Ancillary credit facilities
Total capacity (€170 million)	$188.7	$192.5

OEC GmbH outstanding borrowings	$77.8	$103.0
OEC LLC outstanding borrowings	21.6	13.4

Uncommitted local lines of credit:
Korea (capacity $39.1 million)	4.2	30.8
Brazil (capacity $3.3 million)	3.3	2.3
Repurchase agreement	37.7	—
RCF	55.5	—

Total of Other short-term debt and obligations	$200.1	$149.5
Repurchase Agreement—On March 15, 2022, we entered into a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 450 thousand EUA certificates for €33.5 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on January 27, 2023

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
for €34.0 million. The difference between the consideration received and the amount of consideration to be paid will be recognized as interest expense. At March 31, 2022, the amount outstanding was $37.7 million. Due to the short maturity, the carrying value approximates the fair value.
Bank of China—To partially finance our Huaibei facility in China, on March 16, 2022, our wholly owned subsidiary, Orion Engineered Carbons (Huaibei) Co., Ltd. (“OECCL”), entered into a 4.5% fixed interest rate, CNY500 million (approximately $80 million), eight year term-loan agreement with Bank of China (‘BOC Term-Loan”) maturing on December 21, 2029. OECCL is required to repay the BOC Term-Loan principal in semi-annual payments beginning June 2024. Interest is payable quarterly, beginning June 2022. The agreement restricts OECCL’s ability to make external investments or make intercompany loan repayments or dividend distributions. The principal repayments under the agreement are: 2% in 2024, 10% in 2025 and 22% each year thereafter, concluding in June 2029. The BOC Term-Loan is secured with the Huaibei facility’s land, construction in progress, and buildings as collateral.
As of March 31, 2022, we are in compliance with our debt covenants.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report in Form 10-K for the year ended December 31, 2021.
Note E. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of March 31, 2022 or December 31, 2021.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022		December 31, 2021		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$20.8	$197.0	$4.3	Prepaid expenses and other current assets
Total	$197.0	$20.8	$197.0	$4.3

Liabilities
Derivatives designated as hedges:
Interest rate swaps	305.3	2.7	311.5	8.6	Other liabilities (non-current)
Total	$305.3	$2.7	$311.5	$8.6
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during fiscal 2022 or 2021.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets.

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$639.0	$620.4	$639.0	$637.2
Term Loan in the table above is classified as Level 2.
At both March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended March 31, 2022
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$12.6	$0.5	Interest and other financial expense, net
Interest rate swaps	5.9	—	Interest and other financial expense, net
Total	$18.5	$0.5

	Effect of Financial Instruments
	Three Months Ended March 31, 2021
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$0.8	$—	Interest and other financial expense, net
Interest rate swaps	0.7	—	Interest and other financial expense, net
Total	$1.5	$—
Our cross currency swaps designated as a cash flow hedge of principal and interest payments related to our Term Loan mature in September 2028. The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Consolidated Statement of Operations in the next twelve months is approximately $1.8 million.
See “Note K. Financial Instruments and Fair Value Measurement”, included in our Annual Report in Form 10-K for the year ended December 31, 2021, for additional information relating to our derivatives instruments.
Note F. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Net periodic defined benefit pension benefit costs include the following:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Service cost	$0.3	$0.3
Interest cost	0.4	0.3
Amortization of actuarial loss	—	1.2
Net periodic pension cost	$0.7	$1.8
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
Note G. Accumulated Other Comprehensive Income/(Loss)
Changes in each component of Accumulated other comprehensive income (loss) (“AOCI”), net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2022	$(34.1)	$(10.8)	$(3.6)	$(48.5)
Other comprehensive income before reclassifications	11.2	18.7	—	29.9
Income tax effects before reclassifications	0.6	(6.0)	—	(5.4)
Currency translation AOCI	—	0.3	0.1	0.4
Balance at March 31, 2022	$(22.3)	$2.2	$(3.5)	$(23.6)

Balance at January 1, 2021	$(26.5)	$(13.5)	$(8.7)	$(48.7)
Other comprehensive loss before reclassifications	(4.7)	0.9	—	(3.8)
Income tax effects before reclassifications	(0.4)	(0.3)	—	(0.7)
Amounts reclassified from AOCI	—	—	1.2	1.2
Income tax effects on reclassifications	—	—	(0.4)	(0.4)
Currency translation AOCI	—	0.6	0.4	1.0
Balance at March 31, 2021	$(31.6)	$(12.3)	$(7.5)	$(51.4)

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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2022	2021
	(In millions, except share and per share amounts)
Net income attributable to ordinary equity holders	$32.5	$23.5
Weighted average number of ordinary shares	60,879	60,648
Basic EPS	$0.53	$0.39
Dilutive effect of share based payments	140	164
Weighted average number of diluted ordinary shares	61,019	60,812
Diluted EPS	$0.53	$0.39
Note I. Income Taxes
The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized, and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. Valuation allowances are provided against any future tax benefits that arise from losses in jurisdictions for which no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and by the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.
Income tax expense for the three months ended March 31, 2022 and 2021 were $13.8 million and $8.3 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2022	2021
Effective income tax rates	29.8%	26.0%
The increase in our effective tax rate for the three months ended March 31, 2022 as compared to the three-months ended March 31, 2021, was primarily attributable to the projected earnings mix by geography and tax jurisdiction.
Note J. Commitments and Contingencies
Environmental Matters
Restructuring—In 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Expenses related to the closing include personnel costs, demolition, removal costs and remediation costs. Total estimated and recognized costs and total remaining costs to be paid as of March 31, 2022 are $44.3 million and $7.8 million, respectively. Orion's reserves for restructuring of its Rubber segment in 2022 are reflected in Accrued liabilities on the Consolidated Balance Sheets. Orion has accrued liabilities for personnel expenses of $2.3 million and $2.6 million, and for ground remediation costs of $5.5 million and $6.7 million, as of March 31, 2022 and December 31, 2021, respectively.
Environmental Reserves—Our accrued liability for future environmental reserves at our current and former plant sites and other sites totaled $6.6 million and $7.8 million as of March 31, 2022 and December 31, 2021, respectively. Environmental-related costs are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded will be incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
Legal Proceedings—We are subject to various lawsuits and claims including, but not limited to, matters involving contract disputes, environmental damages, personal injury and property damage. We vigorously defend ourselves and prosecute these matters as appropriate.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
We regularly assess the adequacy of legal accruals based on our professional judgment, experience and the information available regarding our cases.
Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will have a material adverse effect upon our operations, financial condition or Consolidated Financial Statements.
EPA Action—During 2008 and 2009, the U.S. Environmental Protection Agency (“EPA”) contacted all U.S. carbon black producers as part of an industry-wide EPA initiative, requesting extensive and comprehensive information under Section 114 of the U.S. Clean Air Act. The EPA used that information to determine, for each facility, that either: (i) the facility has been in compliance with the Clean Air Act; (ii) violations have occurred, and enforcement litigation may be undertaken; or (iii) violations have occurred, and a settlement of an enforcement case is appropriate. In response to information requests received by the Company’s U.S. facilities, the Company furnished information to the EPA on each of its U.S. facilities. The EPA subsequently sent notices under Section 113(a) of the Clean Air Act in 2010 alleging violations of Prevention of Significant Deterioration (“PSD”) and Title V permitting requirements under the Clean Air Act at the Company’s Belpre (Ohio) facility. In October 2012, the Company received a corresponding notice and finding of violation (a “NOV”) alleging the failure to obtain PSD and Title V permits reflecting Best Available Control Technology (“BACT”) at several units of the Company’s Ivanhoe (Louisiana) facility, and in January 2013, the Company also received an NOV issued by the EPA for its facility in Borger (Texas) alleging the failure to obtain PSD and Title V permits reflecting BACT during the years 1996 to 2008. A comparable NOV for the Company’s U.S. facility in Orange (Texas) was issued by the EPA in February 2013, and the EPA issued an additional NOV in March 2016 alleging more recent non-PSD air emissions violations primarily at the dryers and the incinerator of the Orange facility.
In 2013, Orion began discussions with the EPA and the U.S. Department of Justice (“DOJ”) about a potential settlement to resolve the NOVs received, which ultimately led to a consent decree executed between Orion Engineered Carbons LLC (“Orion LLC” for purposes of this Note J.) and the United States (on behalf of the EPA), as well as the Louisiana Department of Environmental Quality. The consent decree (the “EPA CD”) became effective on June 7, 2018. The EPA CD resolves and settles the EPA’s claims of noncompliance set forth in the NOVs and in a respective complaint filed in court against Orion by the United States immediately prior to the filing of the consent decree.
Under the EPA CD, Orion LLC is installing certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years. In addition, the EPA CD required Orion LLC to pay a fine of $0.8 million and perform other environmental mitigation projects that are not anticipated to be material. As part of Orion LLC’s compliance plan under the EPA CD, in April 2018, Orion LLC signed a contract with Haldor Topsoe group to install its SNOXTM emissions control technology to remove SO2, NOx and dust particles from tail gases at Orion LLC’s Ivanhoe, Louisiana Carbon Black production plant. In 2021, the construction projects at the Ivanhoe (Louisiana) and Orange (Texas) facilities were completed. Under the EPA CD, Orion LLC can choose either its Belpre or Borger facilities as the next site for installation of pollution control equipment with comparable effectiveness. We have started construction on both the Belpre and Borger facilities.
While the construction at Orange was completed according to schedule, the construction at the Ivanhoe facility was subject to COVID-19 and Hurricane Ida-related delays. As a result, we have declared force majeure with respect to the EPA CD and received an extension of the timeline for completion of installations. Orion has successfully commissioned the new emissions control equipment at Ivanhoe within the extended timeline under the amended EPA CD.
As of March 31, 2022, we have spent $229 million on capital expenditures related to the EPA CD of which approximately $80 million was received as an indemnity payment from Evonik. For further discussion refer to “Note Q. Commitments and Contingencies”, included in our Annual Report in Form 10-K for the year ended December 31, 2021.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the debt agreements. As of March 31, 2022, the Company had guarantees totaling $15.5 million issued by various financial institutions.
Note K. Financial Information by Segment
Segment information
We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. We manage our business in two operating segments as follows:
•Rubber Carbon Black—Used in the reinforcement of rubber in tires and mechanical rubber goods.
•Specialties—Used as pigments and performance additives in coatings, polymers, batteries, printing and special applications.
Corporate includes income and expenses that cannot be directly allocated to the business segments or that are managed at the corporate level including: finance income and expenses, taxes and items with less bearing on the underlying core business.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Discrete financial information is available for each of the segments, and the Chief Operating Decision Maker (“CODM”) uses operating results of each operating segment for performance evaluation and resource allocation.
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as income from operations before depreciation and amortization, restructuring expenses, consulting fees related to Company strategy, gain related to legal settlements, and includes equity earnings (loss) in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results for the three months ended March 31, 2022 and 2021 are as follows:

	Rubber	Specialties	Corporate	Total Segments
	(In millions)
2022
Net sales from external customers	$306.9	$177.6	$—	$484.5
Adjusted EBITDA	40.7	42.5	—	83.2
Corporate charges	—	—	(1.2)	(1.2)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(16.5)	(10.8)	—	(27.3)
Excluding equity in earnings of affiliated companies, net of tax	(0.1)	—	—	(0.1)
Interest and other financial expense, net			(8.4)	(8.4)
Income before earnings in affiliated companies and income taxes				$46.2

2021
Net sales from external customers	$215.9	$144.2	$—	$360.1
Adjusted EBITDA	31.2	39.7	—	70.9
Corporate charges	—	—	(2.3)	(2.3)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(14.3)	(11.3)	—	(25.6)
Excluding equity in earnings of affiliated companies, net of tax	(0.1)	—	—	(0.1)
Interest and other financial expense, net			(10.0)	(10.0)
Reclassification of actuarial losses from AOCI			(1.2)	(1.2)
Income before earnings in affiliated companies and income taxes				$31.7
Expense from operations before income taxes and finance costs of the segment “Corporate” comprises the following:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Long Term Incentive Plan	$1.5	$1.0
EPA-related expenses	—	1.7
Other non-operating	(0.3)	(0.4)
Corporate Charges	1.2	2.3

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2022 and 2021 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (‘GAAP”).
PRESENTATION OF CERTAIN FINANCIAL AND OTHER INFORMATION
Non-GAAP Financial Measures
We present certain financial measures that are not prepared in accordance with GAAP or the accounting standards of any other jurisdiction and which may not be comparable to other similarly titled measures of other companies. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, see section Reconciliation of Non-GAAP Financial Measures below.
These non-GAAP measures are, but are not limited to, Contribution Margin, Contribution Margin per metric ton (collectively, “Contribution Margins”), Adjusted EBITDA, Net Working Capital and Capital Expenditures. We define Contribution Margin as revenue less variable costs (such as raw materials, packaging, utilities and distribution costs). We define Contribution Margin per Metric Ton as Contribution Margin divided by volume measured in metric tons. We define Adjusted EBITDA as income from operations before depreciation and amortization, restructuring expenses, consulting fees related to Company strategy, gain related to legal settlement, and includes equity earnings (loss) in affiliated companies, net of tax. Adjusted EBITDA is used by our management to evaluate our operating performance and make decisions regarding allocation of capital, because it excludes the effects of items that have less bearing on the performance of our underlying core business. We define Net Working Capital as inventories plus current trade receivables minus trade payables. We define Capital Expenditures as cash paid for the acquisition of intangible assets and property, plant and equipment as shown in the Condensed Consolidated Financial Statements.
We also use Segment Adjusted EBITDA Margin, which we define as Adjusted EBITDA for the relevant segment divided by the revenue for that segment.
We use Adjusted EBITDA as an internal measure of performance to benchmark and compare performance among our own operations. We use these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of our business. We believe these measures are useful measures of financial performance, in addition to consolidated net income for the period, income from operations and other profitability measures under GAAP, because they facilitate operating performance comparisons from period to period and company to company and, with respect to Contribution Margin, eliminate volatility in feedstock prices. By eliminating potential differences in results of operations between periods or companies caused by factors such as depreciation and amortization methods, historic cost and age of assets, financing and capital structures and taxation positions or regimes, Adjusted EBITDA provides a useful additional basis for comparing the current performance of the underlying operations being evaluated. For these reasons, EBITDA-based measures are often used by the investment community as a means of comparison of companies in our industry. By deducting variable costs (such as raw materials, packaging, utilities and distribution costs) from revenue, we believe that Contribution Margins can provide a useful basis for comparing the current performance of the underlying operations being evaluated by indicating the portion of revenue that is not consumed by these variable costs and therefore contributes to the coverage of all costs and profits.
Different companies and analysts may calculate measures based on EBITDA, contribution margins and working capital differently, so making comparisons among companies on this basis should be done carefully. Adjusted EBITDA, Contribution Margins and Net Working Capital are not measures of performance under GAAP and should not be considered in isolation or construed as substitutes for revenue, consolidated net income for the period, income from operations, gross profit or other GAAP measures as an indicator of our operations in accordance with GAAP.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Reconciliation of Contribution margin and Contribution margin per metric ton to Gross profit is as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions, unless otherwise indicated)
Revenue	$484.5	$360.1
Variable costs	317.2	213.0
Contribution margin	167.3	147.1
Freight	27.4	22.5
Fixed costs	(76.8)	(67.1)
Gross profit	$117.9	$102.5
Volume (in kmt)	253.2	254.1
Contribution margin per metric ton	$660.7	$578.9
Gross profit per metric ton	$465.6	$403.5
Adjusted EBITDA (A Non-GAAP Financial Measure)
Reconciliation of Adjusted EBITDA to consolidated Net income is as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income	$32.5	$23.5
Add back income tax expense	13.8	8.3
Add back equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)
Income before earnings in affiliated companies and income taxes	46.2	31.7
Add back interest and other financial expense, net	8.4	10.0
Add back reclassification of actuarial losses from AOCI	—	1.2
Income from operations	54.6	42.9
Add back depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	27.3	25.6
EBITDA	81.9	68.5
Equity in earnings of affiliated companies, net of tax	0.1	0.1
Long term incentive plan	1.5	1.0
EPA-related expenses	—	1.7
Other adjustments	(0.3)	(0.4)
Adjusted EBITDA	$83.2	$70.9
Adjusted EBITDA Specialty Carbon Black	$42.5	$39.7
Adjusted EBITDA Rubber Carbon Black	$40.7	$31.2

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
For the three months ended March 31, 2022 compared to three months ended March 31, 2021
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

Condensed Consolidated Statement of Operations Data	Three Months Ended March 31,		Year-Over Year
	2022	2021	Delta
	(In millions)			%
Net sales	$484.5	$360.1	$124.4	34.5
Cost of sales	366.6	257.6	109.0	42.3
Gross profit	117.9	102.5	15.4	15.0
Selling, general and administrative expenses	57.5	52.4	5.1	9.7
Research and development costs	5.5	4.7	0.8	17.0
Other expenses, net	0.3	2.5	(2.2)	(88.0)
Income from operations	54.6	42.9	11.7	27.3
Interest and other financial expense, net	8.4	10.0	(1.6)	(16.0)
Reclassification of actuarial losses from AOCI	—	1.2	(1.2)	(100.0)
Income before earnings in affiliated companies and income taxes	46.2	31.7	14.5	45.7
Income tax expense	13.8	8.3	5.5	66.3
Earnings in affiliated companies, net of tax	0.1	0.1	—	—
Net income	$32.5	$23.5	$9.0	38.3
Net sales
Net sales increased by $124.4 million, or 34.5%, in the first quarter of 2022 to $484.5 million, compared to the first quarter of 2021, primarily driven by pricing and favorable product mix in both segments, partially offset by lower Specialty Carbon Black sales volume and impact of unfavorable foreign currency translation.
Volume decreased by 0.9 kmt in the first quarter of 2022 to 253.2 kmt, compared to the first quarter of 2021, primarily due to lower volume in the Specialty Carbon Black segment, partially offset by higher demand in our Rubber Carbon Black segment.
Cost of sales
Cost of sales increased by $109.0 million, or 42.3%, to $366.6 million in the first quarter of 2022, compared to the first quarter of 2021, primarily due to higher raw material and production associated costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $5.1 million, or 9.7%, to $57.5 million in the first quarter of 2022, compared to the first quarter of 2021.
The increase was primarily driven by higher freight costs.
Income from operations
Income from operations increased by $11.7 million to $54.6 million in the first quarter of 2022, year over year, driven primarily by higher margins and favorable product mix, partially offset by lower sales volume in our Specialty Carbon Black segment and higher selling, general and administrative costs. Higher margins per ton resulted from price increases to recover environmental and reliability-related capital expenditures.
Income before earnings in affiliated companies and income taxes
Income from operations before income taxes and equity in earnings of affiliated companies in the first quarter of 2022 increased by $14.5 million, year over year, driven primarily by higher margins and favorable product mix, partially offset by lower sales volume in our Specialty Carbon Black segment and higher selling, general and administrative costs.
Provision for income taxes
For the three months ended March 31, 2022, the Company recognized income before provision for income taxes of $46.3 million, compared to $31.8 million in the three months ended March 31, 2021. The provision for income taxes was an expense of $13.8 million for the three months ended March 31, 2022, and $8.3 million for the three months ended March 31, 2021. The effective tax rate for the three

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
months ended March 31, 2022, was 30%, as compared to 26% for the three months ended March 31, 2021. The increase in our effective tax rate for the three months ended March 31, 2022, relative to the three months ended March 31, 2021, was primarily attributable to the projected earnings mix by geography and tax jurisdiction as compared to the prior period.
Net income
Net income in the first quarter of 2022 increased by $9.0 million, year over year, primarily driven by higher margins and favorable product mix, partially offset by lower sales volumes in our Specialty Carbon Black segment, higher selling, general and administrative costs, and higher income taxes.
Contribution Margin and Contribution Margin per Metric Ton (Non-GAAP Financial Measures)
Contribution margin increased in the first quarter of 2022 by $20.2 million, or 13.7%, to $167.3 million, year over year. Contribution margin per metric ton increased by 14.1% to $660.7 per metric ton in the three months ended March 31, 2022.
The increase was primarily driven by higher margins and the impact of favorable product mix, partially offset by unfavorable impact of foreign currency translation.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased in the first quarter of 2022 by $12.3 million, or 17.3%, to $83.2 million, year over year.
The increase was driven by higher margins and the impact of favorable product mix, partially offset by lower Specialty Carbon Black sales volume and higher selling, general and administrative costs.
Segment Discussion
Our operations are managed through two reportable segments— Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as measures of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,		Year-Over Year
	2022	2021	Delta
	(In millions, unless otherwise indicated)			%
Specialty Carbon Black
Net sales	$177.6	$144.2	$33.4	23.2
Cost of sales	120.0	90.8	29.2	32.2
Gross profit	$57.6	$53.4	$4.2	7.9
Volume (kmt)	65.6	71.4	(5.8)	(8.1)
Adjusted EBITDA	$42.5	$39.7	$2.8	7.1
Adjusted EBITDA Margin (%)	23.9	27.5	(3.6)	(13.1)

Rubber Carbon Black
Net sales	$306.9	$215.9	$91.0	42.1
Cost of sales	246.6	166.8	79.8	47.8
Gross profit	$60.3	$49.1	$11.2	22.8
Volume (kmt)	187.6	182.7	4.9	2.7
Adjusted EBITDA	$40.7	$31.2	$9.5	30.4
Adjusted EBITDA Margin (%)	13.3	14.4	(1.2)	(8.2)
Specialty Carbon Black
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales of the Specialty Carbon Black segment increased by $33.4 million, or 23.2%, to $177.6 million, year over year, primarily driven by pricing and the impact of favorable product mix, partially offset by lower sales volume and the impact of unfavorable foreign currency translation.
Specialty Carbon Black segment volumes decreased by 5.8 kmt, or 8.1%, to 65.6 kmt, year over year. During the first quarter of 2022,

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
focus on high margin rubber products and supply chain issues resulted in lower specialty black volumes. During the first quarter of 2021, higher demand was driven by a sharp global economic recovery from 2020 COVID-19 induced economic downturn.
Gross profit of the Specialty Carbon Black segment increased by $4.2 million, or 7.9%, to $57.6 million, year over year, primarily driven by higher margins and the impact of favorable product mix, partially offset by lower sales volumes reflecting a decrease across nearly all applications. Higher margins per ton resulted from price increases to recover environmental and reliability-related capital expenditures.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $2.8 million, or 7.1%, to $42.5 million, year over year, primarily driven by higher margins, and the impact of favorable product mix, partially offset by lower sales volume, and higher selling, general and administrative costs.
Year over year, Adjusted EBITDA margin decreased 360 basis points to 23.9%.
Rubber Carbon Black
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales increased by $91.0 million, or 42.1%, to $306.9 million, year over year, primarily due to pricing, impact of higher volume, and the impact of favorable product mix.
Rubber Carbon Black segment volumes increased by 4.9 kmt, or 2.7%, to 187.6 kmt, year over year.
Gross profit of the Rubber Carbon Black segment increased by $11.2 million, or 22.8%, to $60.3 million, year over year, primarily driven by higher margins, the impact of higher volume, and the impact of favorable product mix. Higher margins per ton resulted from price increases to recover environmental and reliability-related capital expenditures.
Rubber Carbon Black Adjusted EBITDA increased by $9.5 million, to $40.7 million, year over year, primarily due to higher margins, the impact of higher volume, and the impact of favorable product mix, partially offset by higher selling, general and administrative costs.
Adjusted EBITDA margin decreased 120 basis points to 13.3%, year over year, reflecting dilution from higher input costs..
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net cash (used in) provided by operating activities	$(27.8)	$1.8
Net cash used in investing activities	(48.8)	(27.2)
Net cash provided by financing activities	51.4	25.6
2022
Net cash used in operating activities during the three months ended March 31, 2022, was $27.8 million. The cash used in operating activities primarily reflects changes in working capital, partially offset by higher net income.
Net cash used in investing activities in the three months ended March 31, 2022, amounted to $48.8 million. These expenditures were comprised of a combination of safety, maintenance-related, and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities during the three months ended March 31, 2022, amounted to $51.4 million. Cash inflows during the three months of $52.5 million were primarily related to net drawings under our senior secured revolving credit facilities (“RCF”), partially offset by scheduled debt repayments. See “Note J. Debt and Other Obligations” included in the Annual Report in Form 10-K for the year ended December 31, 2021 for further discussion on Term-loan refinancing.
2021
Net cash provided by operating activities for the three months ended March 31, 2021, amounted to $1.8 million. The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in the components of our working capital.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Net cash used in investing activities for the three months ended March 31, 2021, amounted to $27.2 million. These expenditures were comprised of a combination of safety, sustainability and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.

Net cash provided by financing activities for the three months ended March 31, 2021, amounted to $25.6 million. Cash inflows during the three months of $27.7 million were primarily related to net drawings under our local bank loan facilities and our senior secured revolving credit facilities (“RCF”), partially offset by scheduled debt repayments.
Sources of Liquidity
Our principal sources of liquidity are (i) cash on hand, (ii) net cash generated from operating activities, primarily driven by our operating results and changes in working capital requirements, and (iii) cash available from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured RCF and related ancillary facilities, various uncommitted local credit lines, and, from time to time, term loan borrowings.

We expect cash on hand and cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations and fund capital expenditures for the foreseeable future.
As of March 31, 2022, the company had total liquidity of $198.8 million, including cash and equivalents of $41.3 million, $122.6 million availability under our revolving credit facility, including ancillary lines, and $34.9 million of capacity under other available credit lines. Net debt was $791.3 million, and net leverage was 2.82x.
Net Working Capital (A Non-GAAP Financial Measure)
We define Net Working Capital as the sum total of inventories and current trade receivables less trade payables. Net Working Capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net Working Capital. The following tables set forth the principal components of our Net Working Capital as of the dates indicated.

	March 31, 2022	December 31, 2021
	(In millions)
Trade receivables	$373.6	$288.9
Inventories	256.9	229.8
Trade payables	(208.0)	(195.1)
Net working capital	$422.5	$323.6
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
Our Net Working Capital increased from $323.6 million as of December 31, 2021, to $422.5 million as of March 31, 2022. The components of working capital were:
•Inventories—higher oil prices and an increase in production to meet forecasted demand resulted in increases in raw material and finished goods inventory; and
•Trade receivables—increase was driven by pricing, timing of payments and higher sales due to higher product demand timing.
Trade receivables include a long-term steam supply contract between one of our wholly-owned subsidiaries and the city of Hürth, Germany (Stadtwerke Hürth/Hürth municipal utilities). The municipality financed certain turbines and infrastructure which are operated by us under a finance lease agreement. In addition, the city of Hürth entered into a long-term supply agreement for heat delivered to the city. Since the fourth quarter of 2020, the city of Hürth has not fully honored the contractually-stipulated calculation for heat deliveries, amongst other stipulations. As a result, as of March 31, 2022, Orion has open receivables from the city of Hürth totaling $6.5 million, while the city of Hürth argues open claims of approximately $4.2 million related to lease payments. Orion is in negotiations with the city but is prepared to pursue its rights vigorously through legal enforcement if necessary.
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
We plan to finance our Capital Expenditures with cash generated by our operating activities. With the exception of required expenditures in association with our settlement with the EPA, we currently do not have any material obligatory commitments to make capital expenditures outside the ordinary course of our business. For further discussion on EPA settlement, see Note J. Commitments and Contingencies.
Capital Expenditures during the three months ended March 31, 2022 amounted to $48.8 million and were primarily associated with safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Capital Expenditures in the three months ended March 31, 2021 amounted to $27.2 million and were mainly comprised of preservation and overhaul projects and expenditures related to investments required to address the EPA requirements in the U.S.

Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.

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
•volatility in the costs and availability of raw materials and energy as a result of the ongoing Russia and Ukraine conflict;
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
•challenges to our decisions and assumptions in assessing and complying with our tax obligations; and
•potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion Engineered Carbons SA (a Luxembourg incorporated entity) in the U.S.
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in “Note Q. Commitments and Contingencies” to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation in the same 10-K.. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement - including those in Note K. Financial Information by Segment above - as a result of new information, future events or other information, other than as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended March 31, 2022 does not differ materially from that discussed under “Item 7A” in our 2021 Form 10-K.
Item 4. Controls and Procedures
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings

We become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as employment related claims and asbestos litigation, against some of which we have limited indemnification from Evonik under the agreements relating to the Acquisition. Some matters involve claims for large amounts of damages as well as other relief. With respect to our settlement of the EPA’s enforcement initiative and the arbitration proceedings with Evonik see “Item 1. Business—Environmental, Health and Safety Matters—Environmental—Environmental Proceedings.” and “Item 1A. Risk Factors—Legal and Regulatory Matter—Litigation or legal proceedings could expose us to significant liabilities and thus adversely affect our business, financial condition, results of operations and cash flows.” as well as “Item 1A. Risk Factors—Legal and Regulatory Matter—We may not be able to protect our intellectual property rights successfully” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and is incorporated herein by reference. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these matters or their effect on the Company.
Item 1A. Risk Factors
The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report in Form 10-K for the year ended December 31, 2021.

Orion Engineered Carbons S.A.
Risks Related to Our Business
Our business, financial condition and results of operations could be adversely affected by disruptions in the carbon black oil and natural gas supplies caused by the ongoing conflict between Russia and Ukraine.
War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in crude oil and natural gas prices, due to the region’s importance to these markets, the potential impacts to global transportation and shipping, and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.
In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase energy market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in energy price. Global prices of crude oil and natural gas are primarily a function of global production and demand. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of crude oil and natural gas supplies. Russia is one of the largest crude oil and gas exporters. Currently, the conflict has impacted exports of Russian crude oil and natural gas. As such, volatility, trading volumes, and prices in global crude oil and natural gas have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Furthermore, global supply chains, which have already been disrupted by the far-reaching effects of the COVID-19 epidemic, may suffer future damage if the Ukrainian war escalates. It is too early to assess the extent or length of any adverse effects of the war in the Ukraine on the supply of natural gas and the quality and availability of carbon black oil. The continuation of such unfavorable effects could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit Number		Description

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS		Inline XBRL Instance Document.

101.SCH		Inline XBRL Taxonomy Extension Schema.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF		Inline XBRL Taxonomy Extension Definition Document.

104.0		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Orion Engineered Carbons S.A.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ENGINEERED CARBONS S.A.

May 10, 2022	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer