Form 10-Q
period 2022-06-30
Orion Engineered Carbons S.A.
filed 2022-08-04
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had 60,807,216 shares of common stock outstanding as of August 1, 2022.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except share and per share amounts)
Net sales	$541.2	$401.0	$1,025.7	$761.1
Cost of sales	421.4	290.9	788.0	548.5
Gross profit	119.8	110.1	237.7	212.6

Selling, general and administrative expenses	59.7	55.0	117.2	107.4
Research and development costs	5.9	6.0	11.4	10.7
Gain related to litigation settlement	—	(82.9)	—	(82.9)
Other (income) expenses, net	1.3	(0.5)	1.6	2.1
Income from operations	52.9	132.5	107.5	175.3

Interest and other financial expense, net	10.5	9.0	18.9	18.9
Reclassification of actuarial losses from AOCI	—	1.2	—	2.4
Income before earnings in affiliated companies and income taxes	42.4	122.3	88.6	154.0

Income tax expense	12.8	33.5	26.6	41.8
Earnings in affiliated companies, net of tax	0.1	0.3	0.2	0.4
Net income	$29.7	$89.1	$62.2	$112.6

Weighted-average shares outstanding (in thousands):
Basic	60,807	60,652	60,880	60,649
Diluted	61,010	60,743	61,237	60,721
Earnings per share:
Basic	$0.49	$1.47	$1.02	$1.86
Diluted	$0.49	$1.47	$1.02	$1.85
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net income	$29.7	$89.1	$62.2	$112.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(18.8)	7.6	(7.0)	2.5
Net gains on derivatives	8.5	0.6	21.5	1.8
Defined benefit plans, net	0.1	0.8	0.2	2.0
Other comprehensive income (loss)	(10.2)	9.0	14.7	6.3
Comprehensive income	$19.5	$98.1	$76.9	$118.9
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(In millions, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$40.9	$65.7
Accounts receivable, net	409.4	288.9
Inventories, net	285.3	229.8
Income tax receivables	7.1	12.1
Prepaid expenses and other current assets	68.9	68.5
Total current assets	811.6	665.0
Property, plant and equipment, net	728.2	707.9
Right-of-use assets	93.5	84.6
Goodwill	71.5	78.0
Intangible assets, net	30.2	36.3
Investment in equity method affiliates	4.6	5.3
Deferred income tax assets	61.4	50.4
Other assets	46.5	3.5
Total non-current assets	1,035.9	966.0
Total assets	$1,847.5	$1,631.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$218.3	$195.1
Current portion of long term debt and other financial liabilities	263.1	151.7
Accrued liabilities	41.2	50.9
Income taxes payable	18.0	16.9
Other current liabilities	41.0	34.1
Total current liabilities	581.6	448.7
Long-term debt, net	619.6	631.2
Employee benefit plan obligation	68.9	74.4
Deferred income tax liabilities	86.8	61.8
Other liabilities	95.4	95.2
Total non-current liabilities	870.7	862.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,749,265 and 60,656,076 shares	85.3	85.3
Treasury stock, at cost, 242,994 and 336,183	(4.7)	(6.3)
Additional paid-in capital	72.1	71.4
Retained earnings	276.3	217.8
Accumulated other comprehensive loss	(33.8)	(48.5)
Total stockholders' equity	395.2	319.7
Total liabilities and stockholders' equity	$1,847.5	$1,631.0
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Cash Flows
87

	Six Months Ended June 30,
	2022	2021
	(In millions)
Cash flows from operating activities:
Net income	$62.2	$112.6
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	54.7	50.8
Amortization of debt issuance costs	0.8	1.1
Share-based incentive compensation	3.1	2.2
Deferred tax (benefit) provision	4.1	(1.7)
Foreign currency transactions	(13.4)	(7.4)
Reclassification of actuarial losses from AOCI	—	2.4
Other operating non-cash items, net	(0.9)	(3.0)
Changes in operating assets and liabilities, net:
Trade receivables	(137.8)	(71.0)
Inventories	(68.7)	(46.2)
Trade payables	46.1	10.8
Other provisions	(6.9)	(1.3)
Income tax liabilities	7.2	32.5
Other assets and liabilities, net	(1.4)	3.3
Net cash (used in)/provided by operating activities	(50.9)	85.1
Cash flows from investing activities:
Acquisition of intangible assets and property, plant and equipment	(108.7)	(58.3)
Net cash used in investing activities	(108.7)	(58.3)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	17.2	—
Repayments of long-term debt	(1.5)	(4.2)
Payments for debt issue costs	(0.8)	—
Cash inflows related to current financial liabilities	178.3	36.4
Cash outflows related to current financial liabilities	(52.2)	(48.8)
Dividends paid to shareholders	(2.5)	—
Other financing activities	(0.4)	—
Net cash provided by (used in) financing activities	138.1	(16.6)
Increase (decrease) in cash, cash equivalents and restricted cash	(21.5)	10.2
Cash, cash equivalents and restricted cash at the beginning of the period	68.5	67.9
Effect of exchange rate changes on cash	(2.5)	(1.1)
Cash, cash equivalents and restricted cash at the end of the period	44.5	77.0
Less restricted cash at the end of the period	3.6	2.9
Cash and cash equivalents at the end of the period	$40.9	$74.1
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(In millions, except per share amounts)		Number	Amount
	Balance at January 1, 2022		60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7
	Net income		—	—	—	—	32.5	—	32.5
	Other comprehensive income, net of tax		—	—	—	—	—	24.9	24.9
Dividends -	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
	Share based compensation		—	—	—	1.5	—	—	1.5
	Balance at March 31, 2022		60,656,076	85.3	(6.3)	72.9	249.1	(23.6)	377.4
	Net income		—	—	—	—	29.7	—	29.7
	Other comprehensive loss, net of tax		—	—	—	—	—	(10.2)	(10.2)
Dividends paid -	$0.04	per share	—	—	—	—	(2.5)	—	(2.5)
	Share based compensation		—	—	—	1.6	—	—	1.6
	Issuance of stock under equity compensation plans		93,189	—	1.6	(2.4)	—	—	(0.8)
	Balance at June 30, 2022		60,749,265	$85.3	$(4.7)	$72.1	$276.3	$(33.8)	$395.2

Balance at January 1, 2021	60,487,117	$85.3	$(8.5)	$68.5	$84.4	$(48.7)	$181.0
Net income	—	—	—	—	23.5	—	23.5
Other comprehensive loss, net of tax	—	—	—	—	—	(2.7)	(2.7)
Share based compensation	—	—	—	1.0	—	—	1.0
Issuance of stock under equity compensation plans	103,409	—	1.2	(1.2)	—	—	—
Balance at March 31, 2021	60,590,526	85.3	(7.3)	68.3	107.9	(51.4)	202.8
Net loss	—	—	—	—	89.1	—	89.1
Other comprehensive income, net of tax	—	—	—	—	—	9.0	9.0
Share based compensation	—	—	—	1.2	—	—	1.2
Balance at June 30, 2021	60,590,526	$85.3	$(7.3)	$69.5	$197.0	$(42.4)	$302.1
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
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Accounts receivable	$412.7	$291.5
Expected credit losses	(3.3)	(2.6)
Accounts receivable, net	$409.4	$288.9
Note C. Inventories
Inventories, net of reserves, are as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Raw materials, consumables and supplies, net	$123.3	$97.1
Work in process	0.3	0.2
Finished goods, net	161.7	132.5
Total	$285.3	$229.8

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note D. Debt and Other Obligations
The company financing arrangements are as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.7)	(0.8)
Other short-term debt and obligations	260.8	149.5
Current portion of long-term debt and other financial liabilities	263.1	151.7
Non-current
Term-Loan	606.4	636.0
Deferred debt issuance costs - Term Loan	(4.0)	(4.8)
BOC Term-loan	17.2	—
Long-term debt, net	619.6	631.2
Total	$882.7	$782.9
a.Revolving credit facility
In July 2014, Orion Group Holdings, Inc. (the “Company”) entered in a credit agreement to establish long-term financing (“Term-Loan”) and in a multicurrency revolving credit facility (“RCF”) for the consolidated group. Subsequent to 2014, we entered into a number of amendments related to Term-Loan and RCF.
In May of 2022, we added €100 million of capacity to our RCF, which expands our facility to €350 million ($363.5 million).
As part of the RCF, the Company can establish ancillary credit facilities by converting the commitments of select lenders under the €350 million RCF into bilateral credit agreements. Original borrowings under the ancillary credit facilities reduce availability under the RCF. Borrowings under ancillary credit facilities do not count toward debt drawn under the RCF for the purposes of determining whether the financial covenant under the Credit Agreement related to the RCF must be tested.
As of June 30, 2022 and December 31, 2021, committed ancillary credit facilities totaled $218.1 million and $192.5 million, respectively.
As of June 30, 2022, the total commitment of €350 million was split between an €140 million RCF tranche and €210 million of bilateral ancillary facilities established directly with several banks under the RCF.
As of June 30, 2022, $51.9 million was outstanding under the RCF, and there were no borrowings under the RCF as of December 31, 2021. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
As of June 30, 2022 and December 31, 2021, availability under the RCF was $155.6 million and $166.7 million, respectively.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
b.Local bank loans and other short-term borrowings
The local credit lines in Brazil and Korea are with local banks that are not lenders under the RCF and were negotiated bilaterally.
The ancillary facilities (under RCF commitments) and uncommitted lines of credit outstanding is as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Total ancillary capacity - EUR	€210.0	€170.0
Total ancillary capacity - U.S. $	$218.1	$192.5

Ancillary credit facilities
OEC GmbH outstanding borrowings	$138.8	$103.0
OEC LLC outstanding borrowings	11.5	13.4

Uncommitted local lines of credit:
Korea (capacity $44.2 million)	12.6	30.8
Brazil (capacity $3.1 million)	3.0	2.3
Korea working capital loan	7.7	—
Repurchase agreement	35.3	—
RCF	51.9	—

Total of Other short-term debt and obligations	$260.8	$149.5
Repurchase Agreement—On March 15, 2022, we entered into a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 450 thousand EUA certificates for €33.5 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on January 27, 2023 for €34.0 million. The difference between the consideration received and the amount of consideration to be paid will be recognized as interest expense. At June 30, 2022, the amount outstanding was $35.3 million. Due to the short maturity, the carrying value approximates the fair value.
Bank of China—To partially finance our Huaibei facility in China, on March 16, 2022, our wholly owned subsidiary, Orion Engineered Carbons (Huaibei) Co., Ltd. (“OECCL”), entered into a 4.5% fixed interest rate, CNY500 million (approximately $80 million), eight-year term-loan agreement with Bank of China (“BOC Term-Loan”) maturing on December 21, 2029. OECCL is required to repay the BOC Term-Loan principal in semi-annual payments beginning June 2024. Interest is payable quarterly, beginning June 2022. The agreement restricts OECCL’s ability to make external investments or make intercompany loan repayments or dividend distributions. The principal repayments under the agreement are: 2% in 2024, 10% in 2025 and 22% each year thereafter, concluding in June 2029. The BOC Term-Loan is secured with the Huaibei facility’s land, construction in progress, and buildings as collateral.
Korea Working Capital Loan—For working capital flexibility, in June 2022, we entered in a one year term-loan agreement for ₩10.0 billion Korean won ($7.7 million) with Hana Bank. The interest rate on this loan at inception is 4.3%. For early repayment, we are required to pay a 1% prorated early repayment fee. In the Condensed Consolidated Statements of Cash Flows, this loan is reflected in Cash inflows related to current financial liabilities.
As of June 30, 2022, we are in compliance with our debt covenants.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report in Form 10-K for the year ended December 31, 2021.
Note E. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of June 30, 2022 or December 31, 2021.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022		December 31, 2021		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$40.5	$197.0	$4.3	Other financial assets (non-current)
Interest rate swaps	285.6	1.3	—	—	Other financial assets (non-current)
Total	$482.6	$41.8	$197.0	$4.3

Liabilities
Derivatives designated as hedges:
Interest rate swaps	—	—	311.5	8.6	Other liabilities (non-current)
Total	$—	$—	$311.5	$8.6
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Condensed Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during 2022 or 2021.
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets.

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$609.4	$571.8	$639.0	$637.2
Term Loan in the table above is classified as Level 2.
At both June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Jun 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2022	2021	2022	2021
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$8.3	$1.1	$0.4	$—	Interest and other financial expense, net
Interest rate swaps	3.8	(0.2)	—	—	Interest and other financial expense, net
Total	$12.1	$0.9	$0.4	$—

	Effect of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2022	2021	2022	2021
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$20.9	$1.9	$0.9	$—	Interest and other financial expense, net
Interest rate swaps	9.7	0.5	—	—	Interest and other financial expense, net
Total	$30.6	$2.4	$0.9	$—
Our cross currency swaps and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term Loan and mature in September 2028. The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Condensed Consolidated Statement of Operations in the next twelve months is approximately $1.7 million.
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
Net periodic defined benefit pension costs include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$0.3	$0.4	$0.6	$0.7
Interest cost	0.4	0.2	0.8	0.5
Amortization of actuarial loss	—	1.2	—	2.4
Net periodic pension cost	$0.7	$1.8	$1.4	$3.6
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income/(Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2022	$(34.1)	$(10.8)	$(3.6)	$(48.5)
Other comprehensive income before reclassifications	11.2	18.7	—	29.9
Income tax effects before reclassifications	0.6	(6.0)	—	(5.4)
Currency translation AOCI	—	0.3	0.1	0.4
Balance at March 31, 2022	$(22.3)	$2.2	$(3.5)	$(23.6)
Other comprehensive (loss) before reclassifications	(18.5)	12.5	—	(6.0)
Income tax effects before reclassifications	(0.3)	(4.0)	—	(4.3)
Currency translation AOCI	—	—	0.1	0.1
Balance at June 30, 2022	(41.1)	10.7	(3.4)	(33.8)

Balance at January 1, 2021	$(26.5)	$(13.5)	$(8.7)	$(48.7)
Other comprehensive loss before reclassifications	(4.7)	0.9	—	(3.8)
Income tax effects before reclassifications	(0.4)	(0.3)	—	(0.7)
Amounts reclassified from AOCI	—	—	1.2	1.2
Income tax effects on reclassifications	—	—	(0.4)	(0.4)
Currency translation AOCI	—	0.6	0.4	1.0
Balance at March 31, 2021	$(31.6)	$(12.3)	$(7.5)	$(51.4)
Other comprehensive income before reclassifications	7.2	1.1	—	8.3
Income tax effects before reclassifications	0.5	(0.3)	—	0.2
Amounts reclassified from AOCI	—	—	1.2	1.2
Income tax effects on reclassifications	—	—	(0.4)	(0.4)
Currency translation AOCI	—	(0.2)	(0.1)	(0.3)
Balance at June 30, 2021	(23.9)	(11.7)	(6.8)	(42.4)
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except share and per share amounts)
Net income attributable to ordinary equity holders	$29.7	$89.1	$62.2	$112.6
Weighted average number of ordinary shares (in thousands)	60,807	60,652	60,880	60,649
Basic EPS	$0.49	$1.47	$1.02	$1.86
Dilutive effect of share based payments (in thousands)	203	91	357	72
Weighted average number of diluted ordinary shares (in thousands)	61,010	60,743	61,237	60,721
Diluted EPS	$0.49	$1.47	$1.02	$1.85

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
Income tax expense for the three months ended June 30, 2022 and 2021 were $12.8 million and $33.5 million, respectively.
Income tax expense for the six months ended June 30, 2022 and 2021 were $26.6 million and $41.8 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective income tax rates	30.1%	27.3%	30.0%	27.1%
The increase in our effective tax rate for both the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, were primarily attributable to the projected earnings mix by geography and tax jurisdiction.
Note J. Commitments and Contingencies
Environmental Matters
Restructuring—In 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Expenses related to the closing include personnel costs, demolition, removal costs and remediation costs. Total estimated and recognized costs and total remaining costs to be paid as of June 30, 2022 are $46.1 million and $7.1 million, respectively. Orion's reserves for the ceased operation at Ambes are reflected in Accrued liabilities on the Condensed Consolidated Balance Sheets. Orion has accrued liabilities for personnel expenses of $3.1 million and $2.6 million, and for ground remediation costs of $4.0 million and $6.7 million, as of June 30, 2022 and December 31, 2021, respectively.
Environmental Reserves—Our accrued liability for future environmental reserves at our current and former plant sites and other sites totaled $5.3 million and $7.8 million as of June 30, 2022 and December 31, 2021, respectively. Environmental-related costs are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded will be incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
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
Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will have a material adverse effect upon our operations, financial condition or Condensed Consolidated Financial Statements.
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
Under the EPA CD, Orion LLC is installing certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years. In addition, the EPA CD required Orion LLC to pay a fine of $0.8 million and perform other environmental mitigation projects that are not anticipated to be material. As part of Orion LLC’s compliance plan under the EPA CD, Orion LLC installed SNOXTM emissions control technology to remove SO2, NOx and dust particles from tail gases at the Ivanhoe (Louisiana) facility. Less stringent emissions controls were installed in accordance with the EPA CD at Orange (Texas).
The new emissions control equipment was successfully installed at Orange (in 2020) and in Ivanhoe (in 2021). We have started construction on the two remaining sites in Belpre and Borger.
As of June 30, 2022, we have spent $256 million on Capital expenditures related to the EPA CD of which approximately $80 million was received as an indemnity payment from Evonik. For further discussion refer to “Note Q. Commitments and Contingencies”, included in our Annual Report in Form 10-K for the year ended December 31, 2021.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the debt agreements. As of June 30, 2022, the Company had guarantees totaling $14.5 million issued by various financial institutions.
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended June 30, 2022 and 2021 are as follows:

	Rubber	Specialties	Corporate	Total Segments
	(In millions)
2022
Net sales from external customers	$359.3	$181.9	$—	$541.2
Adjusted EBITDA	38.0	45.4	—	83.4
Corporate charges	—	—	(3.0)	(3.0)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(17.0)	(10.4)	—	(27.4)
Excluding equity in earnings of affiliated companies, net of tax	(0.1)	—	—	(0.1)
Interest and other financial expense, net			(10.5)	(10.5)
Income before earnings in affiliated companies and income taxes				$42.4

2021
Net sales from external customers	$244.7	$156.3	$—	$401.0
Adjusted EBITDA	39.5	39.3	—	78.8
Corporate charges	—	—	(3.7)	(3.7)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(14.1)	(11.1)	—	(25.2)
Gain related to litigation settlement	—	—	82.9	82.9
Excluding equity in earnings of affiliated companies, net of tax	(0.3)	—	—	(0.3)
Interest and other financial expense, net			(9.0)	(9.0)
Reclassification of actuarial losses from AOCI			(1.2)	(1.2)
Income before earnings in affiliated companies and income taxes				$122.3
Segment reconciliation for the six months ended June 30, 2022 and 2021:

	Rubber	Specialties	Corporate	Total Segments
	(In millions)
2022
Net sales from external customers	$666.2	$359.5	$—	$1,025.7
Adjusted EBITDA	78.7	87.9	—	166.6
Corporate charges	—	—	(4.2)	(4.2)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(33.5)	(21.2)	—	(54.7)
Excluding equity in earnings of affiliated companies, net of tax	(0.2)	—	—	(0.2)
Interest and other financial expense, net			(18.9)	(18.9)
Income before earnings in affiliated companies and income taxes				$88.6

2021
Net sales from external customers	$460.7	$300.4	$—	$761.1
Adjusted EBITDA	70.6	79.1	—	149.7
Corporate charges	—	—	(6.1)	(6.1)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(28.4)	(22.4)	—	(50.8)
Gain related to litigation settlement	—	—	82.9	82.9
Excluding equity in earnings of affiliated companies, net of tax	(0.4)	—	—	(0.4)
Interest and other financial expense, net			(18.9)	(18.9)
Reclassification of actuarial losses from AOCI			(2.4)	(2.4)
Income before earnings in affiliated companies and income taxes				$154.0

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Expense from operations before income taxes and finance costs of the segment “Corporate” comprises the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Long term incentive plan	$1.6	$1.2	$3.1	$2.2
Other non-operating	1.4	2.5	1.1	3.9
Corporate Charges	$3.0	$3.7	$4.2	$6.1

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2022 and 2021 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
Contribution margin and Contribution margin per metric ton (Non-GAAP Financial Measures)
Reconciliation of Contribution margin and Contribution margin per metric ton to Gross profit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, unless otherwise indicated)
Revenue	$541.2	$401.0	$1,025.7	$761.1
Variable costs	370.3	247.4	687.5	460.4
Contribution margin	170.9	153.6	338.2	300.7
Freight	25.8	24.0	53.2	46.5
Fixed costs	(76.9)	(67.5)	(153.7)	(134.6)
Gross profit	$119.8	$110.1	$237.7	$212.6
Volume (in kmt)	251.4	250.3	504.6	504.4
Contribution margin per metric ton	$679.8	$613.9	$670.2	$596.2
Gross profit per metric ton	$476.5	$439.8	$471.1	$421.5
Adjusted EBITDA (A Non-GAAP Financial Measure)
Reconciliation of Adjusted EBITDA to consolidated Net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net income	$29.7	$89.1	$62.2	$112.6
Add back Income tax expense	12.8	33.5	26.6	41.8
Add back Equity in earnings of affiliated companies, net of tax	(0.1)	(0.3)	(0.2)	(0.4)
Income before earnings in affiliated companies and income taxes	42.4	122.3	88.6	154.0
Add back Interest and other financial expense, net	10.5	9.0	18.9	18.9
Add back Reclassification of actuarial losses from AOCI	—	1.2	—	2.4
Income from operations	52.9	132.5	107.5	175.3
Add back depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	27.4	25.2	54.7	50.8
EBITDA	80.3	157.7	162.2	226.1
Equity in earnings of affiliated companies, net of tax	0.1	0.3	0.2	0.4
Evonik legal settlement:
Cash settlement	—	(79.5)	—	(79.5)
Release of legal reserve, net	—	(3.4)	—	(3.4)
Long term incentive plan	1.6	1.2	3.1	2.2
Other adjustments	1.4	2.5	1.1	3.9
Adjusted EBITDA	$83.4	$78.8	$166.6	$149.7
Adjusted EBITDA Specialty Carbon Black	$45.4	$39.3	$87.9	$79.1
Adjusted EBITDA Rubber Carbon Black	$38.0	$39.5	$78.7	$70.6

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
A. Operating Results
For the three months ended June 30, 2022 compared to three months ended June 30, 2021
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

Condensed Consolidated Statement of Operations Data	Three Months Ended June 30,		Year-Over Year
	2022	2021	Delta
	(In millions)			%
Net sales	$541.2	$401.0	$140.2	35.0
Cost of sales	421.4	290.9	130.5	44.9
Gross profit	119.8	110.1	9.7	8.8
Selling, general and administrative expenses	59.7	55.0	4.7	8.5
Research and development costs	5.9	6.0	(0.1)	(1.7)
Gain related to litigation settlement	—	(82.9)	82.9	(100.0)
Other (income) expenses, net	1.3	(0.5)	1.8	(360.0)
Income from operations	52.9	132.5	(79.6)	(60.1)
Interest and other financial expense, net	10.5	9.0	1.5	16.7
Reclassification of actuarial losses from AOCI	—	1.2	(1.2)	(100.0)
Income before earnings in affiliated companies and income taxes	42.4	122.3	(79.9)	(65.3)
Income tax expense	12.8	33.5	(20.7)	(61.8)
Earnings in affiliated companies, net of tax	0.1	0.3	(0.2)	(66.7)
Net income	$29.7	$89.1	$(59.4)	(66.7)
Net sales
Net sales increased by $140.2 million, or 35.0%, in the second quarter of 2022 to $541.2 million, compared to the second quarter of 2021, primarily driven by passing through of higher feedstock costs, pricing, favorable product mix in both segments and higher volume in Rubber Carbon Black segment, partially offset by the impact of unfavorable foreign currency translation and lower volume in Specialty Carbon Black segment.
Volume increased by 1.1 kmt in the second quarter of 2022 to 251.4 kmt, compared to the second quarter of 2021, primarily due to higher demand in Rubber Carbon Black segment, partially offset by lower volume in the Specialty Carbon Black segment.
Cost of sales
Cost of sales increased by $130.5 million, or 44.9%, to $421.4 million in the second quarter of 2022, compared to the second quarter of 2021, primarily due to higher raw material and production-associated costs.
Gross profit
Gross profit increased by $9.7 million, or 8.8%, to $119.8 million, year over year, primarily due to pricing and favorable product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.7 million, or 8.5%, to $59.7 million in the second quarter of 2022, compared to the second quarter of 2021.
The increase was primarily driven by higher freight costs with increased sales volumes and higher incentive compensation.
Gain related to litigation settlement
During the second quarter of 2021, Evonik agreed to make a one-time cash payment of €66.55 million ($79.5 million) to settle a dispute which originated from the acquisition of the carbon black business by Rhône Capital and Triton in 2011. The 2011 acquisition agreement provided for a partial indemnity from Evonik against various exposures, including capital investments, fines and costs arising in connection with U.S. Clean Air Act violations that occurred prior to the closing of the 2011 acquisition (i.e., under Evonik’s control). In addition, we released $3.4 million of net legal reserves, related to this dispute. This was not repeated in 2022.
Provision for income taxes
For the three months ended June 30, 2022, the Company recognized Income before earnings in affiliated companies and income taxes of $42.4 million, compared to $122.3 million in the three months ended June 30, 2021. The provision for income taxes was an expense of

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
$12.8 million and $33.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The effective tax rate for the three months ended June 30, 2022, was 30%, as compared to 27% for the three months ended June 30, 2021. The increase in our effective tax rate for the three months ended June 30, 2022, relative to the three months ended June 30, 2021, was primarily attributable to the projected earnings mix by geography and tax jurisdiction compared to the prior period.
Contribution margin and Contribution margin per metric ton (Non-GAAP Financial Measures)
Contribution margin increased in the second quarter of 2022 by $17.3 million, or 11.3%, to $170.9 million, year over year. Contribution margin per metric ton increased by 10.7% to $679.8 per metric ton in the three months ended June 30, 2022.
The increase was primarily driven by pricing in both segments, favorable product mix and higher volume in Rubber Carbon Black segment, partially offset by lower volume in the Specialty Carbon Black segment and higher selling, general and administrative costs. Higher margins per ton resulted from price increases to recover environmental and reliability-related Capital expenditures.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased in the second quarter of 2022 by $4.6 million, or 5.8%, to $83.4 million, year over year.
The increase was driven by pricing, favorable product mix and higher volumes in Rubber Carbon Black segment, partially offset by lower volume in the Specialty Carbon Black segment and higher selling, general and administrative costs.
For the six months ended June 30, 2022 compared to six months ended June 30, 2021

Condensed Consolidated Statement of Operations Data	Six Months Ended June 30,		Year-Over Year
	2022	2021	Delta
	(In millions)			%
Net sales	$1,025.7	$761.1	$264.6	34.8
Cost of sales	788.0	548.5	239.5	43.7
Gross profit	237.7	212.6	25.1	11.8
Selling, general and administrative expenses	117.2	107.4	9.8	9.1
Research and development costs	11.4	10.7	0.7	6.5
Gain related to litigation settlement	—	(82.9)	82.9	(100.0)
Other (income) expenses, net	1.6	2.1	(0.5)	(23.8)
Income from operations	107.5	175.3	(67.8)	(38.7)
Interest and other financial expense, net	18.9	18.9	0.0	—
Reclassification of actuarial losses from AOCI	—	2.4	(2.4)	(100.0)
Income before earnings in affiliated companies and income taxes	88.6	154.0	(65.4)	(42.5)
Income tax expense	26.6	41.8	(15.2)	(36.4)
Earnings in affiliated companies, net of tax	0.2	0.4	(0.2)	(50.0)
Net income	$62.2	$112.6	$(50.4)	(44.8)
Net sales
Net sales increased by $264.6 million, or 34.8%, in the six months ended June 30, 2022 to $1,025.7 million, year over year, driven primarily by passing through of higher feedstock costs, pricing, higher volume in Rubber Carbon Black segment, and favorable product mix, and partially offset by unfavorable impact of foreign currency translation and lower volume in the Specialty Carbon Black segment.
Volume increased by 0.2 kmt to 504.6 kmt compared to the six months ended June 30, 2021, primarily due to higher demand in Rubber Carbon Black segment, partially offset by lower demand in the Specialty Carbon Black segment.
Cost of sales
Cost of sales increased by $239.5 million, or 43.7%, to $788.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher raw material costs and associated production costs.
Gross profit
Gross profit increased by $25.1 million, or 11.8%, to $237.7 million, year over year, primarily due to pricing and favorable product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $9.8 million, or 9.1%, to $117.2 million in the six months ended June 30, 2022

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
compared to the six months ended June 30, 2021, driven primarily by higher freight costs due to increase in sales volumes and higher incentive compensation.
Gain related to litigation settlement
During the second quarter of 2021, Evonik agreed to make a one-time cash payment of €66.55 million ($79.5 million) to settle a dispute which originated from the acquisition of the carbon black business by Rhône Capital and Triton Partners in 2011. The 2011 acquisition agreement provided for a partial indemnity from Evonik against various exposures, including capital investments, fines and costs arising in connection with U.S. Clean Air Act violations that occurred prior to the closing of the 2011 acquisition (i.e., under Evonik’s control). In addition, we released $3.4 million of net legal reserves related to this dispute. This was not repeated in 2022.
Provision for income taxes
For the six months ended June 30, 2022, the Company recognized Income before earnings in affiliated companies and income taxes of $88.6 million, compared to $154.0 million in the six months ended June 30, 2021. The provision for income taxes was an expense of $26.6 million for the six months ended June 30, 2022, and $41.8 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022, was 30%, as compared to 27% for the six months ended June 30, 2021. The increase in our effective tax rate for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, was primarily attributable to the projected earnings mix by geography and tax jurisdiction as compared to the prior period.
Contribution margin and Contribution margin per metric ton (Non-GAAP Financial Measures)
Contribution margin increased by $37.5 million, or 12.5%, to $338.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to higher margins, favorable product mix, and higher volume in Rubber Carbon Black segment, partially offset by unfavorable impact of foreign currency translation and lower volume in the Specialty Carbon Black segment.
Contribution margin per metric ton increased by 12.4%, to $670.2 per metric ton in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Higher margins per ton resulted from price increases to recover environmental and reliability-related Capital expenditures.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased by $16.9 million, or 11.3%, from $149.7 million in the six months ended June 30, 2021 to $166.6 million in the six months ended June 30, 2022. The increase was primarily due to higher margins, favorable product mix and higher volume in Rubber Carbon Black segment, partially offset by unfavorable impact of foreign currency translation and lower volume in the Specialty Carbon Black segment.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,		Year-Over Year
	2022	2021	Delta
	(In millions, unless otherwise indicated)			%
Specialty Carbon Black
Net sales	$181.9	$156.3	$25.6	16.4
Cost of sales	121.3	103.3	18.0	17.4
Gross profit	$60.6	$53.0	$7.6	14.3
Volume (kmt)	59.7	68.1	(8.4)	(12.3)
Adjusted EBITDA	$45.4	$39.3	$6.1	15.5
Adjusted EBITDA margin (%)	25.0	25.2	(0.2)	(0.8)

Rubber Carbon Black
Net sales	$359.3	$244.7	$114.6	46.8
Cost of sales	300.1	187.6	112.5	60.0
Gross profit	$59.2	$57.1	$2.1	3.7
Volume (kmt)	191.7	182.2	9.5	5.2
Adjusted EBITDA	$38.0	$39.5	$(1.5)	(3.8)
Adjusted EBITDA margin (%)	10.6	16.1	(5.5)	(34.2)
Specialty Carbon Black
Net sales of the Specialty Carbon Black segment increased by $25.6 million, or 16.4%, to $181.9 million, year over year, primarily driven by pricing and favorable product mix, partially offset by lower sales volume and impact of unfavorable foreign currency translation.
Specialty Carbon Black segment volumes decreased by 8.4 kmt, or 12.3%, to 59.7 kmt, year over year. During the second quarter of 2022, Specialty Carbon Black volumes were lower primarily due to lower demand and price competition in lower-end markets.
Gross profit of the Specialty Carbon Black segment increased by $7.6 million, or 14.3%, to $60.6 million, year over year, primarily driven by higher margins and favorable product mix. Higher margins resulted from price increases to recover environmental and reliability-related Capital expenditures.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $6.1 million, or 15.5%, to $45.4 million, year over year, primarily driven by higher margins and favorable product mix, partially offset by lower sales volume and higher selling, general and administrative costs.
Year over year, Adjusted EBITDA margin is comparable despite higher feedstock prices.
Rubber Carbon Black
Net sales increased by $114.6 million, or 46.8%, to $359.3 million, year over year, primarily due to passing through of higher feedstock costs, pricing, higher volume and favorable product mix, partially offset by the impact of unfavorable foreign currency translation.
Rubber Carbon Black segment volumes increased by 9.5 kmt, or 5.2%, to 191.7 kmt, year over year, reflecting higher demand in Americas and Europe/Middle East/Africa (“EMEA”).
Gross profit of the Rubber Carbon Black segment increased by $2.1 million, or 3.7%, to $59.2 million, year over year, primarily driven by higher margins, higher volume and favorable product mix, partially offset by the impact of unfavorable foreign currency translation. Higher margins resulted from price increases to recover environmental and reliability-related Capital expenditures.
Rubber Carbon Black Adjusted EBITDA decreased by $1.5 million, or 3.8%, to $38.0 million, year over year, primarily due to impact of unfavorable foreign currency translation and higher selling, general and administrative costs, partially offset by pricing, product mix and higher volume.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Adjusted EBITDA margin decreased 550 basis points to 10.6%, year over year, primarily due to the revenue impact from higher feedstock prices.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Six Months Ended June 30,		Year-Over Year
	2022	2021	Delta
	(In millions, unless otherwise indicated)			%
Specialty Carbon Black
Net sales	$359.5	$300.4	$59.1	19.7
Cost of sales	241.3	194.0	47.3	24.4
Gross profit	$118.2	$106.4	$11.8	11.1
Volume (kmt)	125.3	139.5	(14.2)	(10.2)
Adjusted EBITDA	$87.9	$79.1	$8.8	11.1
Adjusted EBITDA margin (%)	24.5	26.3	(1.8)	(6.8)

Rubber Carbon Black
Net sales	$666.2	$460.7	$205.5	44.6
Cost of sales	546.7	354.5	192.2	54.2
Gross profit	$119.5	$106.2	$13.3	12.5
Volume (kmt)	379.3	364.9	14.4	3.9
Adjusted EBITDA	$78.7	$70.6	$8.1	11.5
Adjusted EBITDA margin (%)	11.8	15.3	(3.5)	(22.9)
Specialty Carbon Black
Net sales of the Specialty Carbon Black segment increased by $59.1 million, or 19.7% to $359.5 million, year over year, primarily driven by pricing and favorable product mix, partially offset by unfavorable impact of foreign currency translation and lower volume.
Specialty Carbon Black segment volumes decreased by 14.2 kmt, or 10.2%, to 125.3 kmt, year over year. Specialty Carbon Black volumes were lower primarily due to focus on higher margin specialty and rubber products and lower demand.
Gross profit of the Specialty Carbon Black segment increased by $11.8 million, or 11.1%, to $118.2 million, year over year, primarily driven by pricing and favorable product mix, partially offset by lower sales volumes. Higher margins resulted from price increases to recover environmental and reliability-related Capital expenditures and optimization of product and customer mix.
Adjusted EBITDA of the Specialty Carbon Black segment increased by $8.8 million, or 11.1% to $87.9 million, year over year, primarily driven by pricing, and favorable product mix, partially offset by unfavorable impact of foreign currency translation and lower volume.
Year over year, Adjusted EBITDA margin decreased 180 basis points to 24.5%, primarily due to the revenue impact from higher feedstock prices.
Rubber Carbon Black
Net sales increased by $205.5 million, or 44.6% to $666.2 million, year over year, primarily driven by higher sales volume and favorable product mix, passing through of higher feedstock costs, and pricing, partially offset by unfavorable impact of foreign currency translation.
Rubber Carbon Black segment volumes increased by 14.4 kmt, or 3.9%, to 379.3 kmt, year over year, reflecting higher demand in Americas and EMEA.
Gross profit of the Rubber Carbon Black segment increased by $13.3 million, or 12.5% to $119.5 million, year over year, primarily reflecting pricing, favorable product mix and higher sales volume. Higher margins resulted from price increases to recover environmental and reliability-related Capital expenditures.
Rubber Adjusted EBITDA increased by $8.1 million, or 11.5%, to $78.7 million, year over year, primarily driven by pricing, favorable operating leverage associated with substantially higher sales volume and favorable product mix, partially offset by higher selling, general and administrative costs.
Adjusted EBITDA margin declined 350 basis points to 11.8%, year over year primarily due to the revenue impact from higher feedstock prices.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Liquidity and Capital Resources [Update]
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash (used in)/provided by operating activities	$(50.9)	$85.1
Net cash used in investing activities	(108.7)	(58.3)
Net cash provided by (used in) financing activities	138.1	(16.6)
2022
Net cash used in operating activities during the six months ended June 30, 2022, was $50.9 million. The cash used in operating activities primarily reflects changes in working capital and lower Net income. 2021 operating activities included $82.9 million related to Evonik legal settlement gain not repeated in 2022
Net cash used in investing activities in the six months ended June 30, 2022, amounted to $108.7 million. These expenditures were composed of a combination of safety, maintenance-related and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities during the six months ended June 30, 2022, amounted to $138.1 million. Cash inflows during the six months of $126.1 million were primarily related to net drawings under our senior secured revolving credit facilities (“RCF”), $17.2 million borrowings to partially finance our Huaibei facility in China from Bank of China and $7.7 million of short-term working capital borrowings in Korea, partially offset by scheduled debt repayments.
2021
Net cash provided by operating activities for the six months ended June 30, 2021, amounted to $85.1 million. The cash provided by operating activities primarily reflected our Net income, adjusted for non-cash items and changes in our working capital. Net income includes $82.9 million related to Evonik legal settlement gain. See “Note Q. Commitments and Contingencies” included in the Annual Report in Form 10-K for the year ended December 31, 2021 for further discussion on Evonik legal settlement.

Net cash used in investing activities for the six months ended June 30, 2021, amounted to $58.3 million. These expenditures were composed of a combination of safety, sustainability and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.

Net cash used in financing activities for the six months ended June 30, 2021, amounted to $16.6 million. Cash outflows during the six months of $12.4 million were primarily related to repayments under our senior secured revolving credit facilities (“RCF”), and scheduled debt repayments of $4.2 million, partially offset by drawings under our local bank loan facilities.
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

We expect cash on hand and cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy our debt service obligations and fund Capital expenditures for the foreseeable future.
As of June 30, 2022, the company had total liquidity of $228.2 million, including cash and equivalents of $40.9 million, $155.6 million availability under our revolving credit facility, including ancillary lines, and $31.7 million of capacity under other available credit lines. Net debt was $846.5 million, and net leverage was 2.97x.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Net working capital (A Non-GAAP Financial Measure)
We define Net working capital as the sum total of current trade receivables and inventories less trade payables. Net working capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net working capital. The following table sets forth the principal components of our Net working capital as of the dates indicated.

	June 30, 2022	December 31, 2021
	(In millions)
Trade receivables	$409.4	$288.9
Inventories	285.3	229.8
Trade payables	(218.3)	(195.1)
Net working capital	$476.4	$323.6
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
Our Net working capital increased from $323.6 million as of December 31, 2021, to $476.4 million as of June 30, 2022. The components of working capital were:
•Inventories—higher oil prices and an increase in production to meet forecasted demand resulted in increases in raw material and finished goods inventory; and
•Trade receivables—increase was driven by pricing, timing of payments and higher sales due to higher product demand timing.
Trade receivables include a long-term steam supply contract between one of our wholly-owned subsidiaries and the city of Hürth, Germany (Stadtwerke Hürth/Hürth municipal utilities). The municipality financed certain turbines and infrastructure which are operated by us under a finance lease agreement. In addition, the city of Hürth entered into a long-term supply agreement for heat delivered to the city. Since the fourth quarter of 2020, the city of Hürth has not fully honored the contractually-stipulated calculation for heat deliveries, amongst other stipulations. As a result, as of June 30, 2022, Orion has open receivables from the city of Hürth totaling $7.2 million, while the city of Hürth argues open claims of approximately $4.9 million related to lease payments. Orion is in negotiations with the city but is prepared to pursue its rights vigorously through legal enforcement if necessary.
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
Capital expenditures during the six months ended June 30, 2022 amounted to $108.7 million and were primarily associated with safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Capital expenditures in the six months ended June 30, 2021 amounted to $58.3 million and were mainly comprised of preservation and overhaul projects and expenditures related to investments required to address the EPA requirements in the U.S.

Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements.

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
•any and all impacts from the Russian war against the Ukraine and/or any escalation thereof as well as related energy shortages or other economic or physical impairments or disruptions;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2022 does not differ materially from that discussed under “Item 7A” in our 2021 Form 10-K.
Item 4. Controls and Procedures
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase energy market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in energy prices. Global prices of crude oil and natural gas are primarily a function of global production and demand. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of crude oil and natural gas supplies. Russia is one of the largest crude oil and natural gas exporters. Currently, the conflict has impacted exports of Russian crude oil and natural gas. As such, volatility, trading volumes, and prices in global crude oil and natural gas have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Furthermore, global supply chains, which have already been disrupted by the far-reaching effects of the COVID-19 epidemic, may suffer future damage if the Ukrainian war continues or escalates further. The extent or length of any adverse effects of the war in Ukraine on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify, however, current events as recent as July 2022 further increase concerns about the stability of the natural gas supply in Europe. Furthermore, the European Union (“EU”) has proposed a voluntary gas demand reduction target of 15% to be achieved between August 1, 2022 and March 31, 2023. To reach that target, the plan outlines various measures whereby Member States can encourage the decrease of gas demand and consumption by the public sector and businesses, as well as households.
The continuation of unfavorable events like the Ukrainian war could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number		Description

10.1	*
Tenth Amendment, dated as of May 26, 2022, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party hereto, each Lender party hereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders and UniCredit Bank AG in its capacity as exclusive coordinator, bookrunner and mandated lead arranger.

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

ORION ENGINEERED CARBONS S.A.

August 4, 2022	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer