Form 10-Q
period 2022-09-30
Orion Engineered Carbons S.A.
filed 2022-11-03
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had 60,815,588 shares of common stock outstanding as of October 31, 2022.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except share and per share amounts)
Net sales	$543.1	$393.0	$1,568.8	$1,154.1
Cost of sales	428.7	294.3	1,216.7	842.8
Gross profit	114.4	98.7	352.1	311.3

Selling, general and administrative expenses	56.0	52.9	173.2	160.3
Research and development costs	4.5	5.7	15.9	16.4
Gain related to litigation settlement	—	—	—	(82.9)
Other (income) expenses, net	0.3	(0.2)	1.9	1.9
Income from operations	53.6	40.3	161.1	215.6

Interest and other financial expense, net	10.2	11.5	29.1	30.4
Reclassification of actuarial losses from AOCI	—	1.2	—	3.6
Income before earnings in affiliated companies and income taxes	43.4	27.6	132.0	181.6

Income tax expense	11.7	6.7	38.3	48.5
Earnings in affiliated companies, net of tax	0.1	0.1	0.3	0.5
Net income	$31.8	$21.0	$94.0	$133.6

Weighted-average shares outstanding (in thousands):
Basic	60,936	60,740	60,899	60,680
Diluted	61,215	60,840	61,314	60,756
Earnings per share:
Basic	$0.52	$0.35	$1.54	$2.20
Diluted	$0.52	$0.35	$1.53	$2.20
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income	$31.8	$21.0	$94.0	$133.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7.7)	(10.6)	(14.7)	(8.1)
Net gains (losses) on derivatives	10.6	(1.8)	32.1	—
Defined benefit plans, net	0.2	0.9	0.4	2.9
Other comprehensive income (loss)	3.1	(11.5)	17.8	(5.2)
Comprehensive income	$34.9	$9.5	$111.8	$128.4
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(In millions, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$43.1	$65.7
Accounts receivable, net	403.7	288.9
Inventories, net	266.7	229.8
Income tax receivables	6.9	12.1
Prepaid expenses and other current assets	70.3	68.5
Total current assets	790.7	665.0
Property, plant and equipment, net	732.1	707.9
Right-of-use assets	93.3	84.6
Goodwill	67.1	78.0
Intangible assets, net	26.9	36.3
Investment in equity method affiliates	4.4	5.3
Deferred income tax assets	57.8	50.4
Other assets	71.1	3.5
Total non-current assets	1,052.7	966.0
Total assets	$1,843.4	$1,631.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$178.1	$195.1
Current portion of long term debt and other financial liabilities	261.0	151.7
Accrued liabilities	43.6	50.9
Income taxes payable	22.6	16.9
Other current liabilities	42.6	34.1
Total current liabilities	547.9	448.7
Long-term debt, net	618.2	631.2
Employee benefit plan obligation	64.6	74.4
Deferred income tax liabilities	86.9	61.8
Other liabilities	95.1	95.2
Total non-current liabilities	864.8	862.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,815,588 and 60,656,076 shares	85.3	85.3
Treasury stock, at cost, 176,671 and 336,183	(4.7)	(6.3)
Additional paid-in capital	74.0	71.4
Retained earnings	306.8	217.8
Accumulated other comprehensive loss	(30.7)	(48.5)
Total stockholders' equity	430.7	319.7
Total liabilities and stockholders' equity	$1,843.4	$1,631.0
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Cash Flows
87

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Cash flows from operating activities:
Net income	$94.0	$133.6
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	79.9	74.6
Amortization of debt issuance costs	1.4	3.8
Share-based incentive compensation	5.0	3.3
Deferred tax (benefit) provision	2.8	(2.7)
Foreign currency transactions	(13.8)	(9.0)
Reclassification of actuarial losses from AOCI	—	3.6
Other operating non-cash items, net	(0.7)	(2.4)
Changes in operating assets and liabilities, net:
Trade receivables	(149.2)	(75.7)
Inventories	(65.3)	(58.0)
Trade payables	20.0	12.6
Other provisions	(2.0)	6.5
Income tax liabilities	13.6	30.9
Other assets and liabilities, net	(2.4)	0.2
Net cash (used in)/provided by operating activities	(16.7)	121.3
Cash flows from investing activities:
Acquisition of intangible assets and property, plant and equipment	(167.1)	(113.7)
Net cash used in investing activities	(167.1)	(113.7)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	35.3	213.4
Repayments of long-term debt	(2.3)	(212.3)
Payments for debt issue costs	(1.5)	(2.8)
Cash inflows related to current financial liabilities	201.6	81.4
Cash outflows related to current financial liabilities	(61.7)	(87.3)
Dividends paid to shareholders	(3.8)	—
Other financing activities	(0.2)	—
Net cash provided by (used in) financing activities	167.4	(7.6)
Increase (decrease) in cash, cash equivalents and restricted cash	(16.4)	—
Cash, cash equivalents and restricted cash at the beginning of the period	68.5	67.9
Effect of exchange rate changes on cash	(5.5)	(2.8)
Cash, cash equivalents and restricted cash at the end of the period	46.6	65.1
Less restricted cash at the end of the period	3.5	2.8
Cash and cash equivalents at the end of the period	$43.1	$62.3
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(In millions, except per share amounts)		Number	Amount
	Balance at January 1, 2022		60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7
	Net income		—	—	—	—	32.5	—	32.5
	Other comprehensive income, net of tax		—	—	—	—	—	24.9	24.9
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
	Share based compensation		—	—	—	1.5	—	—	1.5
	Balance at March 31, 2022		60,656,076	85.3	(6.3)	72.9	249.1	(23.6)	377.4
	Net income		—	—	—	—	29.7	—	29.7
	Other comprehensive loss, net of tax		—	—	—	—	—	(10.2)	(10.2)
Dividends	$0.04	per share	—	—	—	—	(2.5)	—	(2.5)
	Share based compensation		—	—	—	1.6	—	—	1.6
	Issuance of stock under equity compensation plans		93,189	—	1.6	(2.4)	—	—	(0.8)
	Balance at June 30, 2022		60,749,265	$85.3	$(4.7)	$72.1	$276.3	$(33.8)	$395.2
	Net income		—	—	—	—	31.8	—	31.8
	Other comprehensive income, net of tax		—	—	—	—	—	3.1	3.1
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
	Share based compensation		—	—	—	1.9	—	—	1.9
	Issuance of stock under equity compensation plans		66,323	—	—	—	—	—	—
	Balance at September 30, 2022		60,815,588	$85.3	$(4.7)	$74.0	$306.8	$(30.7)	$430.7

Balance at January 1, 2021	60,487,117	$85.3	$(8.5)	$68.5	$84.4	$(48.7)	$181.0
Net income	—	—	—	—	23.5	—	23.5
Other comprehensive loss, net of tax	—	—	—	—	—	(2.7)	(2.7)
Share based compensation	—	—	—	1.0	—	—	1.0
Issuance of stock under equity compensation plans	103,409	—	1.2	(1.2)	—	—	—
Balance at March 31, 2021	60,590,526	85.3	(7.3)	68.3	107.9	(51.4)	202.8
Net loss	—	—	—	—	89.1	—	89.1
Other comprehensive income, net of tax	—	—	—	—	—	9.0	9.0
Share based compensation	—	—	—	1.2	—	—	1.2
Balance at June 30, 2021	60,590,526	$85.3	$(7.3)	$69.5	$197.0	$(42.4)	$302.1
Net income	—	—	—	—	21.0	—	21.0
Other comprehensive loss, net of tax	—	—	—	—	—	(11.5)	(11.5)
Share based compensation	—	—	—	1.1	—	—	1.1
Issuance of stock under equity compensation plans	42,776	—	0.8	(0.8)	—	—	—
Balance at September 30, 2021	60,633,302	$85.3	$(6.5)	$69.8	$218.0	$(53.9)	$312.7
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
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Accounts receivable	$406.2	$291.5
Expected credit losses	(2.5)	(2.6)
Accounts receivable, net	$403.7	$288.9
Note C. Inventories
Inventories, net of reserves, are as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Raw materials, consumables and supplies, net	$113.3	$97.1
Work in process	0.6	0.2
Finished goods, net	152.8	132.5
Total	$266.7	$229.8

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note D. Debt and Other Obligations
The company’s financing arrangements are as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.7)	(0.8)
Other short-term debt and obligations	258.7	149.5
Current portion of long-term debt and other financial liabilities	261.0	151.7
Non-current
Term-Loan	586.5	636.0
Deferred debt issuance costs - Term Loan	(3.6)	(4.8)
BOC Term-loan	35.3	—
Long-term debt, net	618.2	631.2
Total	$879.2	$782.9
a.Revolving credit facility
In July 2014, Orion Group Holdings, Inc. (the “Company”) entered in a credit agreement to establish long-term financing (“Term-Loan”) and a multicurrency revolving credit facility (“RCF”) for the consolidated group. Subsequent to 2014, we entered into a number of amendments related to Term-Loan and RCF.
In May 2022, we added €100 million of capacity to our RCF, which expands our facility to €350 million ($341.2 million).
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
During the third quarter of 2022, we increased our ancillary facility capacity by €58 million. As of September 30, 2022, the total commitment of €350 million was split between an €82 million RCF tranche and €268 million of bilateral ancillary facilities established directly with several banks under the RCF.
As of September 30, 2022 and December 31, 2021, committed ancillary credit facilities totaled $261.5 million and $192.5 million, respectively.
As of September 30, 2022, $48.7 million was outstanding under the RCF, and there were no borrowings under the RCF as of December 31, 2021. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
As of September 30, 2022 and December 31, 2021, availability under the RCF was $130.3 million and $166.7 million, respectively.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
b.Local bank loans and other short-term borrowings
The local credit lines in Brazil and Korea are with local banks that are not lenders under the RCF and were negotiated bilaterally.
The ancillary facilities (under RCF commitments) and uncommitted lines of credit outstanding are as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Total ancillary capacity - EUR	€268.3	€170.0
Total ancillary capacity - U.S. $	$261.5	$192.5

Ancillary credit facilities
OEC GmbH outstanding borrowings	$139.6	$103.0
OEC LLC outstanding borrowings	17.2	13.4

Uncommitted local lines of credit:
Korea (capacity $40.0 million)	10.1	30.8
Brazil (capacity $3.0 million)	3.0	2.3
Korea working capital loan	7.0	—
Repurchase agreement	33.1	—
RCF	48.7	—

Total of Other short-term debt and obligations	$258.7	$149.5
Repurchase Agreement—On March 15, 2022, we entered into a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 450 thousand EUA certificates for €33.5 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on January 27, 2023 for €34.0 million. The difference between the consideration received and the amount of consideration to be paid will be recognized as interest expense. At September 30, 2022, the amount outstanding was $33.1 million. Due to the short maturity, the carrying value approximates the fair value.
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
Korea Working Capital Loan—For working capital flexibility, in June 2022, we entered in a one year term-loan agreement for ₩10.0 billion Korean won ($7.0 million) with Hana Bank. The interest rate on this loan at inception is 4.3%. For early repayment, we are required to pay a 1% prorated early repayment fee. In the Condensed Consolidated Statements of Cash Flows, this loan is reflected in Cash inflows related to current financial liabilities. Due to the short maturity, the carrying value approximates the fair value.
As of September 30, 2022, we are in compliance with our debt covenants.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report in Form 10-K for the year ended December 31, 2021.
Note E. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of September 30, 2022 or December 31, 2021.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022		December 31, 2021		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$59.8	$197.0	$4.3	Other financial assets (non-current)
Interest rate swaps	268.1	7.5	—	—	Other financial assets (non-current)
Total	$465.1	$67.3	$197.0	$4.3

Liabilities
Derivatives designated as hedges:
Interest rate swaps	—	—	311.5	8.6	Other liabilities (non-current)
Total	$—	$—	$311.5	$8.6
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

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$589.5	$560.8	$639.0	$637.2
Term Loan in the table above is classified as Level 2.
At both September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Sep 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2022	2021	2022	2021
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$9.2	$(3.2)	$0.4	$—	Interest and other financial expense, net
Interest rate swaps	6.2	0.3	—	—	Interest and other financial expense, net
Total	$15.4	$(2.9)	$0.4	$—

	Effect of Financial Instruments
	Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2022	2021	2022	2021
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$30.1	$(1.3)	$1.3	$—	Interest and other financial expense, net
Interest rate swaps	15.9	0.8	—	—	Interest and other financial expense, net
Total	$46.0	$(0.5)	$1.3	$—
Our cross currency swaps and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term Loan and mature in September 2028. The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Condensed Consolidated Statement of Operations in the next twelve months is approximately $1.6 million.
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
Net periodic defined benefit pension costs include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$0.3	$0.4	$0.9	$1.0
Interest cost	0.3	0.2	1.1	0.8
Amortization of actuarial loss	—	1.2	—	3.6
Net periodic pension cost	$0.6	$1.8	$2.0	$5.4
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income/(Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2022	$(34.1)	$(10.8)	$(3.6)	$(48.5)
Other comprehensive income	11.2	18.7	—	29.9
Income tax effects	0.6	(6.0)	—	(5.4)
Currency translation AOCI	—	0.3	0.1	0.4
Balance at March 31, 2022	$(22.3)	$2.2	$(3.5)	$(23.6)
Other comprehensive (loss)	(18.5)	12.5	—	(6.0)
Income tax effects	(0.3)	(4.0)	—	(4.3)
Currency translation AOCI	—	—	0.1	0.1
Balance at June 30, 2022	(41.1)	10.7	(3.4)	(33.8)
Other comprehensive income (loss)	(8.1)	16.5	—	8.4
Income tax effects	0.4	(5.2)	—	(4.8)
Currency translation AOCI	—	(0.7)	0.2	(0.5)
Balance at September 30, 2022	(48.8)	21.3	(3.2)	(30.7)

Balance at January 1, 2021	$(26.5)	$(13.5)	$(8.7)	$(48.7)
Other comprehensive loss before reclassifications	(4.7)	0.9	—	(3.8)
Income tax effects before reclassifications	(0.4)	(0.3)	—	(0.7)
Amounts reclassified from AOCI	—	—	1.2	1.2
Income tax effects on reclassifications	—	—	(0.4)	(0.4)
Currency translation AOCI	—	0.6	0.4	1.0
Balance at March 31, 2021	$(31.6)	$(12.3)	$(7.5)	$(51.4)
Other comprehensive income before reclassifications	7.2	1.1	—	8.3
Income tax effects before reclassifications	0.5	(0.3)	—	0.2
Amounts reclassified from AOCI	—	—	1.2	1.2
Income tax effects on reclassifications	—	—	(0.4)	(0.4)
Currency translation AOCI	—	(0.2)	(0.1)	(0.3)
Balance at June 30, 2021	(23.9)	(11.7)	(6.8)	(42.4)
Other comprehensive income (loss) before reclassifications	(10.4)	(3.2)	—	(13.6)
Income tax effects before reclassifications	(0.3)	1.1	—	0.8
Amounts reclassified from AOCI	—	—	1.2	1.2
Income tax effects on reclassifications	—	—	(0.4)	(0.4)
Currency translation AOCI	—	0.3	0.2	0.5
Balance at September 30, 2021	$(34.6)	$(13.5)	$(5.8)	$(53.9)

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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except share and per share amounts)
Net income attributable to ordinary equity holders	$31.8	$21.0	$94.0	$133.6
Weighted average number of ordinary shares (in thousands)	60,936	60,740	60,899	60,680
Basic EPS	$0.52	$0.35	$1.54	$2.20
Dilutive effect of share based payments (in thousands)	279	100	415	76
Weighted average number of diluted ordinary shares (in thousands)	61,215	60,840	61,314	60,756
Diluted EPS	$0.52	$0.35	$1.53	$2.20
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
Income tax expense for the three months ended September 30, 2022 and 2021 were $11.7 million and $6.7 million, respectively.
Income tax expense for the nine months ended September 30, 2022 and 2021 were $38.3 million and $48.5 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective income tax rates	27.0%	24.3%	29.0%	26.7%
The increase in our effective tax rate for both the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 were primarily attributable to the projected earnings mix by geography and tax jurisdiction.
Note J. Commitments and Contingencies
Restructuring—In 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Expenses related to the closing include personnel costs, demolition, removal costs and remediation costs. Total estimated and recognized costs and total remaining costs to be paid as of September 30, 2022 are $46.1 million and $4.6 million, respectively. Orion's reserves for the ceased operation at Ambes are reflected in Accrued liabilities on the Condensed Consolidated Balance Sheets. Orion has accrued liabilities for personnel expenses of $2.9 million and $2.6 million, and for ground remediation costs of $1.7 million and $6.7 million, as of September 30, 2022 and December 31, 2021, respectively.
Environmental Reserves—Our accrued liability for future environmental reserves at our current and former plant sites and other sites totaled $4.9 million and $7.8 million as of September 30, 2022 and December 31, 2021, respectively. Environmental-related costs are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded will be incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
Under the EPA CD, Orion LLC is installing certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities in Ivanhoe (Louisiana), Belpre (Ohio), Borger (Texas), and Orange (Texas) over approximately five years. The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years. In addition, the EPA CD required Orion LLC to pay a fine of $0.8 million and perform other environmental mitigation projects that are not anticipated to be material. As part of Orion LLC’s compliance plan under the EPA CD, Orion LLC installed SNOXTM emissions control technology to remove SO2, NOx and dust particles from tail gases at the Ivanhoe (Louisiana) facility in 2021. Less stringent emissions controls were installed in accordance with the EPA CD at Orange (Texas) in 2020.
We have started installation at the two remaining sites, Belpre and Borger.
As of September 30, 2022, we have spent $264 million on capital expenditures related to the EPA CD of which approximately $80 million was received as an indemnity payment from Evonik. For further discussion refer to “Note Q. Commitments and Contingencies”, included in our Annual Report in Form 10-K for the year ended December 31, 2021.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the debt agreements. As of September 30, 2022, the Company had guarantees totaling $13.6 million issued by various financial institutions.
Note K. Financial Information by Segment
Segment information
We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. We manage our business in two operating segments as follows:
•Rubber Carbon Black—Used in the reinforcement of rubber in tires and mechanical rubber goods.
•Specialty Black Carbon—Used for protection, colorization and conductivity in coatings, polymers, batteries, printing and special applications.
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

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended September 30, 2022 and 2021 are as follows:

	Rubber	Specialties	Corporate	Total Segments
	(In millions)
2022
Net sales from external customers	$373.5	$169.6	$—	$543.1
Adjusted EBITDA	49.4	31.1	—	80.5
Corporate charges	—	—	(1.6)	(1.6)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(15.6)	(9.6)	—	(25.2)
Excluding equity in earnings of affiliated companies, net of tax	(0.1)	—	—	(0.1)
Interest and other financial expense, net			(10.2)	(10.2)
Income before earnings in affiliated companies and income taxes				$43.4

2021
Net sales from external customers	$242.8	$150.2	$—	$393.0
Adjusted EBITDA	27.4	39.0	—	66.4
Corporate charges	—	—	(2.2)	(2.2)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(13.3)	(10.5)	—	(23.8)
Excluding equity in earnings of affiliated companies, net of tax	(0.1)	—	—	(0.1)
Interest and other financial expense, net			(11.5)	(11.5)
Reclassification of actuarial losses from AOCI			(1.2)	(1.2)
Income before earnings in affiliated companies and income taxes				$27.6
Segment reconciliation for the nine months ended September 30, 2022 and 2021:

	Rubber	Specialties	Corporate	Total Segments
	(In millions)
2022
Net sales from external customers	$1,039.7	$529.1	$—	$1,568.8
Adjusted EBITDA	128.1	119.0	—	247.1
Corporate charges	—	—	(5.8)	(5.8)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(49.1)	(30.8)	—	(79.9)
Excluding equity in earnings of affiliated companies, net of tax	(0.3)	—	—	(0.3)
Interest and other financial expense, net			(29.1)	(29.1)
Income before earnings in affiliated companies and income taxes				$132.0

2021
Net sales from external customers	$703.5	$450.6	$—	$1,154.1
Adjusted EBITDA	98.0	118.1	—	216.1
Corporate charges	—	—	(8.3)	(8.3)
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	(41.7)	(32.9)	—	(74.6)
Gain related to litigation settlement			82.9	82.9
Excluding equity in earnings of affiliated companies, net of tax	(0.5)	—	—	(0.5)
Interest and other financial expense, net			(30.4)	(30.4)
Reclassification of actuarial losses from AOCI			(3.6)	(3.6)
Income before earnings in affiliated companies and income taxes				$181.6

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Expense from operations before income taxes and finance costs of the segment “Corporate” comprises the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Long term incentive plan	$1.9	$1.3	$5.0	$3.3
Other non-operating	(0.3)	0.9	0.8	5.0
Corporate Charges	$1.6	$2.2	$5.8	$8.3

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2022 and 2021 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
Contribution margin and Contribution margin per metric ton (Non-GAAP Financial Measures)
Reconciliation of Contribution margin and Contribution margin per metric ton to Gross profit is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Delta		2022	2021	Delta
	(In millions)			%	(In millions)			%
Revenue	$543.1	$393.0	$150.1	38.2	$1,568.8	$1,154.1	$414.7	35.9
Variable costs	382.3	252.5	129.8	51.4	1,069.8	712.9	356.9	50.1
Contribution margin	160.8	140.5	20.3	14.4	499.0	441.2	57.8	13.1
Freight	24.4	23.3	1.1	4.7	77.6	69.8	7.8	11.2
Fixed costs	(70.8)	(65.1)	(5.7)	8.8	(224.5)	(199.7)	(24.8)	12.4
Gross profit	$114.4	$98.7	$15.7	15.9	$352.1	$311.3	$40.8	13.1
Volume (in kmt)	243.3	236.9	6.4	2.7	747.9	741.2	6.7	0.9
Contribution margin per metric ton	$660.9	$593.1	$67.8	11.4	$667.2	$595.3	$71.9	12.1
Gross profit per metric ton	$470.2	$416.8	$53.4	12.8	$470.8	$420.0	$50.8	12.1
Adjusted EBITDA (A Non-GAAP Financial Measure)
Reconciliation of Adjusted EBITDA to consolidated Net income is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Delta		2022	2021	Delta
	(In millions)			%	(In millions)			%
Net income	$31.8	$21.0	$10.8	51.4	$94.0	$133.6	$(39.6)	(29.6)
Add back Income tax expense	11.7	6.7	5.0	74.6	38.3	48.5	(10.2)	(21.0)
Add back Equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)	—	—	(0.3)	(0.5)	0.2	(40.0)
Income before earnings in affiliated companies and income taxes	43.4	27.6	15.8	57.2	132.0	181.6	(49.6)	(27.3)
Add back Interest and other financial expense, net	10.2	11.5	(1.3)	(11.3)	29.1	30.4	(1.3)	(4.3)
Add back Reclassification of actuarial losses from AOCI	—	1.2	(1.2)	(100.0)	—	3.6	(3.6)	(100.0)
Income from operations	53.6	40.3	13.3	33.0	161.1	215.6	(54.5)	(25.3)
Add back depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	25.2	23.8	1.4	5.9	79.9	74.6	5.3	7.1
EBITDA	78.8	64.1	14.7	22.9	241.0	290.2	(49.2)	(17.0)
Equity in earnings of affiliated companies, net of tax	0.1	0.1	—	—	0.3	0.5	(0.2)	(40.0)
Evonik legal settlement	—	—	—	—	—	(82.9)	82.9	(100.0)
Long term incentive plan	1.9	1.3	0.6	46.2	5.0	3.3	1.7	51.5
Other adjustments	(0.3)	0.9	(1.2)	(133.3)	0.8	5.0	(4.2)	(84.0)
Adjusted EBITDA	$80.5	$66.4	$14.1	21.2	$247.1	$216.1	$31.0	14.3
Adjusted EBITDA Specialty Carbon Black	$31.1	$39.0	$(7.9)	(20.3)	$119.0	$118.1	$0.9	0.8
Adjusted EBITDA Rubber Carbon Black	$49.4	$27.4	$22.0	80.3	$128.1	$98.0	$30.1	30.7

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
A. Operating Results
For the three months ended September 30, 2022 compared to three months ended September 30, 2021
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

Condensed Consolidated Statement of Operations Data	Three Months Ended September 30,		Year-Over Year
	2022	2021	Delta
	(In millions)			%
Net sales	$543.1	$393.0	$150.1	38.2
Cost of sales	428.7	294.3	134.4	45.7
Gross profit	114.4	98.7	15.7	15.9
Selling, general and administrative expenses	56.0	52.9	3.1	5.9
Research and development costs	4.5	5.7	(1.2)	(21.1)
Other (income) expenses, net	0.3	(0.2)	0.5	(250.0)
Income from operations	53.6	40.3	13.3	33.0
Interest and other financial expense, net	10.2	11.5	(1.3)	(11.3)
Reclassification of actuarial losses from AOCI	—	1.2	(1.2)	(100.0)
Income before earnings in affiliated companies and income taxes	43.4	27.6	15.8	57.2
Income tax expense	11.7	6.7	5.0	74.6
Earnings in affiliated companies, net of tax	0.1	0.1	—	—
Net income	$31.8	$21.0	$10.8	51.4
Net sales
Net sales increased by $150.1 million, or 38.2%, in the third quarter of 2022 to $543.1 million, compared to the third quarter of 2021, primarily driven by passing through higher feedstock costs, pricing, favorable product mix in both segments and higher volume in Rubber Carbon Black segment, partially offset by the impact of unfavorable foreign currency translation and lower volume in Specialty Carbon Black segment.
Volume increased by 6.4 kmt in the third quarter of 2022 to 243.3 kmt, compared to the third quarter of 2021, primarily due to higher demand in Rubber Carbon Black segment, partially offset by lower volume in the Specialty Carbon Black segment.
Cost of sales
Cost of sales increased by $134.4 million, or 45.7%, to $428.7 million in the third quarter of 2022, compared to the third quarter of 2021, primarily due to higher raw material and production-associated costs.
Gross profit
Gross profit increased by $15.7 million, or 15.9%, to $114.4 million, year over year, primarily due to pricing and favorable product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $3.1 million, or 5.9%, to $56.0 million in the third quarter of 2022, compared to the third quarter of 2021.
The increase was primarily driven by higher freight and personal costs, partially offset by the impact of unfavorable foreign currency translation.
Provision for income taxes
For the three months ended September 30, 2022, the Company recognized Income before earnings in affiliated companies and income taxes of $43.4 million, compared to $27.6 million in the three months ended September 30, 2021. The provision for income taxes was an expense of $11.7 million and $6.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The effective tax rate for the three months ended September 30, 2022, was 27%, as compared to 24% for the three months ended September 30, 2021. The increase in our effective tax rate for the three months ended September 30, 2022, relative to the three months ended September 30, 2021, was primarily attributable to the projected earnings mix by geography and tax jurisdiction compared to the prior period.
Contribution margin and Contribution margin per metric ton (Non-GAAP Financial Measures)
Contribution margin increased in the third quarter of 2022 by $20.3 million, or 14.4%, to $160.8 million, year over year. Contribution

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
margin per metric ton increased by 11.4% to $660.9 per metric ton in the three months ended September 30, 2022.
The increase was primarily driven by pricing measures, favorable product mix in both segments and higher volume in Rubber Carbon Black segment, partially offset by lower volume in the Specialty Carbon Black segment and higher selling, general and administrative costs. Higher margins per ton resulted from price increases to recover environmental and reliability-related capital expenditures.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased in the third quarter of 2022 by $14.1 million, or 21.2%, to $80.5 million, year over year.
The increase was driven by pricing, favorable product mix and higher volume in Rubber Carbon Black segment, partially offset by lower volume in the Specialty Carbon Black segment and higher selling, general and administrative costs.
For the nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Condensed Consolidated Statement of Operations Data	Nine Months Ended September 30,		Year-Over Year
	2022	2021	Delta
	(In millions)			%
Net sales	$1,568.8	$1,154.1	$414.7	35.9
Cost of sales	1,216.7	842.8	373.9	44.4
Gross profit	352.1	311.3	40.8	13.1
Selling, general and administrative expenses	173.2	160.3	12.9	8.0
Research and development costs	15.9	16.4	(0.5)	(3.0)
Gain related to litigation settlement	—	(82.9)	82.9	(100.0)
Other (income) expenses, net	1.9	1.9	—	—
Income from operations	161.1	215.6	(54.5)	(25.3)
Interest and other financial expense, net	29.1	30.4	(1.3)	(4.3)
Reclassification of actuarial losses from AOCI	—	3.6	(3.6)	(100.0)
Income before earnings in affiliated companies and income taxes	132.0	181.6	(49.6)	(27.3)
Income tax expense	38.3	48.5	(10.2)	(21.0)
Earnings in affiliated companies, net of tax	0.3	0.5	(0.2)	(40.0)
Net income	$94.0	$133.6	$(39.6)	(29.6)
Net sales
Net sales increased by $414.7 million, or 35.9%, in the nine months ended September 30, 2022 to $1,568.8 million, year over year, driven primarily by passing through higher feedstock costs, pricing, favorable product mix, and higher volume in Rubber Carbon Black segment, partially offset by unfavorable impact of foreign currency translation and lower volume in the Specialty Carbon Black segment.
Volume increased by 6.7 kmt to 747.9 kmt compared to the nine months ended September 30, 2021, primarily due to higher demand in Rubber Carbon Black segment, partially offset by lower demand in the Specialty Carbon Black segment.
Cost of sales
Cost of sales increased by $373.9 million, or 44.4%, to $1,216.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher raw material costs and production-associated costs.
Gross profit
Gross profit increased by $40.8 million, or 13.1%, to $352.1 million, year over year, primarily due to pricing and favorable product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $12.9 million, or 8.0%, to $173.2 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven primarily by higher freight and personal costs and higher personnel, partially offset by the impact of unfavorable foreign currency translation.
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
Provision for income taxes
For the nine months ended September 30, 2022, the Company recognized Income before earnings in affiliated companies and income taxes of $132.0 million, compared to $181.6 million in the nine months ended September 30, 2021. The provision for income taxes was an expense of $38.3 million for the nine months ended September 30, 2022, and $48.5 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022, was 29%, as compared to 27% for the nine months ended September 30, 2021. The increase in our effective tax rate for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily attributable to the projected earnings mix by geography and tax jurisdiction as compared to the prior period.
Contribution margin and Contribution margin per metric ton (Non-GAAP Financial Measures)
Contribution margin increased by $57.8 million, or 13.1%, to $499.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to pricing measures, favorable product mix and higher volume in Rubber Carbon Black segment, partially offset by unfavorable impact of foreign currency translation and lower volume in the Specialty Carbon Black segment.
Contribution margin per metric ton increased by 12.1%, to $667.2 per metric ton in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Higher margins per ton resulted from price increases to recover environmental and reliability-related Capital expenditures.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased by $31.0 million, or 14.3%, from $216.1 million in the nine months ended September 30, 2021 to $247.1 million in the nine months ended September 30, 2022. The increase was primarily due to higher margins, favorable product mix and higher volume in Rubber Carbon Black segment, partially offset by unfavorable impact of foreign currency translation and lower volume in the Specialty Carbon Black segment.
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Delta		2022	2021	Delta
	(In millions)			%	(In millions)			%
Specialty Carbon Black
Net sales	$169.6	$150.2	$19.4	12.9	$529.1	$450.6	$78.5	17.4
Cost of sales	124.8	98.6	26.2	26.6	366.1	292.6	73.5	25.1
Gross profit	$44.8	$51.6	$(6.8)	(13.2)	$163.0	$158.0	$5.0	3.2
Volume (kmt)	52.3	63.9	(11.6)	(18.2)	177.6	203.4	(25.8)	(12.7)
Adjusted EBITDA	$31.1	$39.0	$(7.9)	(20.3)	$119.0	$118.1	$0.9	0.8
Adjusted EBITDA margin (%)	18.3	26.0	(7.7)	(29.6)	22.5	26.2	(3.7)	(14.1)

Rubber Carbon Black
Net sales	$373.5	$242.8	$130.7	53.8	$1,039.7	$703.5	$336.2	47.8
Cost of sales	303.9	195.7	108.2	55.3	850.6	550.2	300.4	54.6
Gross profit	$69.6	$47.1	$22.5	47.8	$189.1	$153.3	$35.8	23.4
Volume (kmt)	191.0	173.0	18.0	10.4	570.3	537.8	32.5	6.0
Adjusted EBITDA	$49.4	$27.4	$22.0	80.3	$128.1	$98.0	$30.1	30.7
Adjusted EBITDA margin (%)	13.2	11.3	1.9	16.8	12.3	13.9	(1.6)	(11.5)
Specialty Carbon Black
Net sales increased by $19.4 million, or 12.9%, year over year, to $169.6 million and increased by $78.5 million, or 17.4%, year over year, to $529.1 million for the three and nine months ended September 30, 2022, respectively. The net sales increase in both comparative period

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
was primarily driven by pricing and favorable product mix, partially offset by lower sales volume and impact of unfavorable foreign currency translation.
Volumes decreased by 11.6 kmt, or 18.2%, year over year, to 52.3 kmt and decreased by 25.8 kmt, or 12.7% year over year, to 177.6 kmt for the three and nine months ended September 30, 2022, respectively. The volumes were lower primarily due to lower demand and price competition in lower-end markets in both comparative periods.
Gross profit segment, for the three months ended September 30, 2022, decreased by $6.8 million, or 13.2%, year over year, to $44.8 million, primarily due to lower demand and price competition in lower-end markets.
Gross profit segment, for the nine months ended September 30, 2022, increased by $5.0 million, or 3.2%, year over year, to $163.0 million, primarily driven by higher margins and favorable product mix.
Year over year, adjusted EBITDA for the three months ended September 30, 2022 decreased by $7.9 million, or 20.3%, to $31.1 million, primarily driven by lower sales volume, partially offset by higher margins and favorable product mix.
Year over year, adjusted EBITDA for the nine months ended September 30, 2022 increased by $0.9 million, or 0.8%, to $119.0 million, primarily driven by higher margins and favorable product mix, partially offset by lower volume.
Higher margins resulted from price increases to recover environmental and reliability-related Capital expenditures.
Adjusted EBITDA margin decreased by 770 basis points, year over year, to 18.3%, and decreased by 370 basis points, year over year, to 22.5% for the three and nine months ended September 30, 2022, respectively. The decrease in both comparative periods was primarily due to lower demand, higher fixed costs and price competition in lower-end markets, partially offset by higher margins and favorable product mix.
Rubber Carbon Black
Net sales increased by $130.7 million, or 53.8%, year over year, to $373.5 million, and increased by $336.2 million, or 47.8%, year over year, to $1,039.7 million for the three and nine months ended September 30, 2022, respectively. The increase in both comparative periods was primarily due to pricing, higher volume and favorable product mix, partially offset by the impact of unfavorable foreign currency translation.
Volumes increased by 18.0 kmt, or 10.4%, year over year, to 191.0 kmt, and increased by 32.5 kmt, or 6.0%, year over year, to 570.3 kmt, for the three and nine months ended September 30, 2022, respectively. The increase in both comparative periods reflects higher demand in Americas and Europe/Middle East/Africa.
Gross profit increased by $22.5 million, or 47.8%, year over year, to $69.6 million, and increased by $35.8 million, or 23.4%, to $189.1 million, for the three and nine months ended September 30, 2022, respectively. The increase in both periods was primarily driven by higher margins, higher volume and favorable product mix, partially offset by the impact of unfavorable foreign currency translation in both periods. Higher margins resulted from price increases to recover environmental and reliability-related Capital expenditures.
Adjusted EBITDA increased by $22.0 million, or 80.3%, year over year, to $49.4 million, and increased by $30.1 million, or 30.7%, to $128.1 million for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to higher volume, pricing and product mix, partially offset by impact of unfavorable foreign currency translation and higher selling, general and administrative costs in both comparative periods.
For the three months ended September 30, 2022, adjusted EBITDA margin rose 190 basis points to 13.2%, year over year.
For the nine months ended September 30, 2022, adjusted EBITDA margin decreased 160 basis points, year over year, to 12.3%, primarily due to the revenue impact from higher feedstock prices.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash (used in)/provided by operating activities	$(16.7)	$121.3
Net cash used in investing activities	(167.1)	(113.7)
Net cash provided by (used in) financing activities	167.4	(7.6)
2022
Net cash used in operating activities during the nine months ended September 30, 2022, was $16.7 million. The cash used in operating activities primarily reflects changes in working capital and lower Net income. 2021 operating activities included $82.9 million related to Evonik legal settlement gain not repeated in 2022
Net cash used in investing activities in the nine months ended September 30, 2022, amounted to $167.1 million. These expenditures were composed of a combination of safety, maintenance-related and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities during the nine months ended September 30, 2022, amounted to $167.4 million. Cash inflows during the nine months of $139.9 million were primarily related to net drawings under our senior secured revolving credit facilities (“RCF”), $35.3 million borrowings to partially finance our Huaibei facility in China from Bank of China and $7.0 million of short-term working capital borrowings in Korea, partially offset by scheduled debt repayments.
2021
Net cash provided by operating activities for the nine months ended September 30, 2021, amounted to $121.3 million. The cash provided by operating activities primarily reflected our Net income, adjusted for non-cash items and changes in our working capital. Net income includes $82.9 million related to Evonik legal settlement gain. See “Note Q. Commitments and Contingencies” included in the Annual Report in Form 10-K for the year ended December 31, 2021 for further discussion on Evonik legal settlement.

Net cash used in investing activities for the nine months ended September 30, 2021, amounted to $113.7 million. These expenditures were composed of a combination of safety, sustainability and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.

Net cash used in financing activities for the nine months ended September 30, 2021, amounted to $7.6 million. Cash outflows during the nine months of $6.0 million were primarily related to RCF repayments. 2021 financing activities included refinancing of our Term-loan and associated costs. See Note J. Debt and Other Obligations included in the Annual Report in Form 10-K for the year ended December 31, 2021 for further discussion on our Term-loan refinancing.
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
As of September 30, 2022, the company had total liquidity of $203.3 million, including cash and equivalents of $43.1 million, $130.3 million availability under our revolving credit facility, including ancillary lines and $29.9 million of capacity under other available credit lines. Net debt was $840.4 million, and net leverage was 2.81x.

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

	September 30, 2022	December 31, 2021
	(In millions)
Trade receivables	$403.7	$288.9
Inventories	266.7	229.8
Trade payables	(178.1)	(195.1)
Net working capital	$492.3	$323.6
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
Our Net working capital increased from $323.6 million as of December 31, 2021, to $492.3 million as of September 30, 2022. The components of working capital were:
•Inventories—higher oil prices and an increase in production to meet forecasted demand resulted in increases in raw material and finished goods inventory; and
•Trade receivables—increase was driven by pricing, timing of payments and higher sales due to higher product demand timing.
Trade receivables include a long-term steam supply contract between one of our wholly-owned subsidiaries and the city of Hürth, Germany (Stadtwerke Hürth/Hürth municipal utilities). The municipality financed certain turbines and infrastructure which are operated by us under a finance lease agreement. In addition, the city of Hürth entered into a long-term supply agreement for heat delivered to the city. Since the fourth quarter of 2020, the city of Hürth has not fully honored the contractually-stipulated calculation for heat deliveries, amongst other stipulations. As a result, as of September 30, 2022, Orion has open receivables from the city of Hürth totaling $7.7 million, while the city of Hürth argues open claims of approximately $5.5 million related to lease payments. Orion is in negotiations with the city but is prepared to pursue its rights vigorously through legal enforcement if necessary.
Those increases were partially offset by:
•Accounts payable—decrease was driven by timing of capital expenditures.
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
Capital expenditures during the nine months ended September 30, 2022 amounted to $167.1 million and were primarily associated with safety, sustainability and growth investments as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Capital expenditures in the nine months ended September 30, 2021 amounted to $113.7 million and were mainly comprised of preservation and overhaul projects and expenditures related to investments required to address the EPA requirements in the U.S.

Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements.

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
•cash flow projections;
•the installation and operation of pollution control technology in our United States (“U.S.”) manufacturing facilities pursuant to the EPA consent decree described herein;
•the outcome of any in-progress, pending or possible litigation or regulatory proceedings;
•our expectations regarding environmental-related costs and liabilities;
•expectations regarding the performance of our industry and the global economy, including with respect to foreign currency rates;
•the sufficiency of our cash on hand and cash provided by operating activities and borrowings to pay our operating expenses, satisfy our debt obligations and fund capital expenditures;
•mitigating the impacts of the global outbreak of COVID-19 and variances thereof;
•anticipated spending on, and the timely completion and anticipated impacts of, capital projects including growth projects and the construction of new plants;
•our projections and expectations for pricing, financial results and performance in 2023 and beyond;
•the status of contract negotiations with counterparties and the impact of new contracts on our growth;
•the implementation of our natural gas and other raw material consumption reduction contingency plan;
•demand for our specialty products; and
•our expectation that the markets we serve will continue to remain stable or grow.
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
•unanticipated fluctuations in demand for our specialty products, including due to factors beyond our control;
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
•our ability to negotiate with counterparties on terms satisfactory to us and the satisfactory performance by such counterparties of their obligations to us;

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
•any and all impacts from the Russian war against Ukraine and/or any escalation thereof as well as related energy shortages or other economic or physical impairments or disruptions;
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
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in “Note Q. Commitments and Contingencies” to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation in the same Form 10-K, , and in our quarterly reports on Form 10-Q and the unaudited Consolidated Financial Statements contained therein. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement - including those in Note K. Financial Information by Segment above - as a result of new information, future events or other information, other than as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended September 30, 2022 does not differ materially from that discussed under “Item 7A” in our 2021 Form 10-K.
Item 4. Controls and Procedures
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Orion Engineered Carbons S.A.
Item 1. Legal Proceedings

We become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as employment related claims and asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. With respect to our settlement of the EPA’s enforcement initiative and the arbitration proceedings with Evonik see “Item 1. Business—Environmental, Health and Safety Matters—Environmental—Environmental Proceedings.” and “Item 1A. Risk Factors—Legal and Regulatory Matter—Litigation or legal proceedings could expose us to significant liabilities and thus adversely affect our business, financial condition, results of operations and cash flows.” as well as “Item 1A. Risk Factors—Legal and Regulatory Matter—We may not be able to protect our intellectual property rights successfully” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and which are incorporated herein by reference. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these matters or their effect on the Company.
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
In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase energy market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in energy prices. Global prices of crude oil and natural gas are primarily a function of global production and demand. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of crude oil and natural gas supplies. Russia is one of the largest crude oil and natural gas exporters. Currently, the conflict has impacted exports of Russian crude oil and natural gas. As such, volatility, trading volumes, and prices in global crude oil and natural gas have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Furthermore, global supply chains, which have already been disrupted by the far-reaching effects of the COVID-19 pandemic, may suffer future damage if the Ukrainian war continues or escalates further. The extent or length of any adverse effects of the war in Ukraine on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify, however, current events as recent as July 2022 further increase concerns about the stability of the natural gas supply in Europe. Furthermore, the European Union (“EU”) has proposed a voluntary gas demand reduction target of 15% to be achieved between August 1, 2022 and March 31, 2023. To reach that target, the plan outlines various measures whereby Member States can encourage the decrease of gas demand and consumption by the public sector and businesses, as well as households.
The continuation of unfavorable events like the Ukrainian war could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations.
Risks Related to Indebtedness, Currency Exposure and Other Financial Matters
Significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions, as well as changes in their interpretation, could adversely affect our business, financial condition, results of operations and cash flows.
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
During periods of high profitability in certain industries, there are often calls for increased taxes or surcharges on incremental revenues or profits, often called “windfall profit” taxes. Governments in various jurisdictions including Italy and the United Kingdom have imposed or

Orion Engineered Carbons S.A.
increased such taxes in the past, including during 2022 for certain companies operating in the energy and oil and gas sector. Such taxes may be imposed or increased in the future in these or other jurisdictions in which the Company has operations or in which the Company is subject to taxation. The imposition of, or increase to, such windfall profit taxes could adversely affect our financial results.
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

ORION ENGINEERED CARBONS S.A.

November 3, 2022	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer