Form 10-K
period 2022-12-31
Orion Engineered Carbons S.A.
filed 2023-02-24
CIK 1609804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No  ☐
Indicate by check mark whether the registrant has electronically submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates, based upon the closing price for the common shares, as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter, of $15.53, was approximately $0.94 billion.
The registrant had outstanding 59,980,996 shares of common stock as of February 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2023 Proxy Statement, in connection with the Company’s 2023 Annual Meeting of Shareholders (in Part III), as indicated herein.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
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
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure,” “believe,” “confident,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “objectives,” “outlook,” “probably,” “project,” “will,” “seek,” “target,” “to be,” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
•our strategies for (i) strengthening our position in Specialty Carbon Black or and Rubber Carbon Black, (ii) increasing our Specialty or Rubber Carbon Black margins and (iii) strengthening the competitiveness of our operations;
•our cash flow projections;
•the installation and operation of pollution control technology in our United States (“U.S.”) manufacturing facilities pursuant to the U.S. Environmental Protection Agency (“EPA”) consent decree described herein;
•the outcome of any in-progress, pending or possible litigation or regulatory proceedings;
•the expectations regarding environmental-related costs and liabilities;
•the expectations regarding the performance of our industry and the global economy, including with respect to foreign currency rates;
•the sufficiency of our cash on hand and cash provided by operating activities and borrowings to pay our operating expenses, satisfy our debt obligations and fund capital expenditures;
•the ability to pay dividends;
•the ability to have access to new debt providers;
•our anticipated spending on, and the timely completion and anticipated impacts of, capital projects including growth projects, emission reduction projects and the construction of new plants;
•our projections and expectations for pricing, financial results and performance in 2023 and beyond;
•the status of contract negotiations with counterparties and the impact of new contracts on our growth;
•the implementation of our natural gas and other raw material consumption reduction contingency plan;
•the demand for our specialty products;
•our expectation that the markets we serve will continue to remain stable or grow; and
•our ability to mitigate the impacts of the outbreak of COVID-19 and variances thereof.
All these forward-looking statements are based on estimates and assumptions that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon any forward-looking statements. There are important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements. These factors include, among others:
•the negative or uncertain worldwide economic conditions and developments;
•the volatility and cyclicality of the industries in which we operate;
•the operational risks inherent in chemicals manufacturing, including disruptions due to technical facilities, severe weather conditions or natural disasters;
•our dependence on major customers and suppliers;
•the unanticipated fluctuations in demand for our specialty products, including due to factors beyond our control;
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
•our ability to negotiate with counterparties on terms satisfactory to us, the satisfactory performance by such counterparties of their obligations to us, as well as our ability to meet our performance obligations towards such counterparties;
                i

Orion Engineered Carbons S.A.
•our ability to realize benefits from planned plant capacity expansions and site development projects and impacts of potential delays to such expansions and projects;
•our information technology systems failures, network disruptions and breaches of data security;
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
•the geopolitical events in the European Union (“EU”), relations amongst the EU member states as well as future relations between the EU and other countries and organizations;
•the environmental, health and safety regulations, including nanomaterial and greenhouse gas emissions regulations, and the related costs of maintaining compliance and addressing liabilities;
•the possible future investigations and enforcement actions by governmental, supranational agencies or other organizations;
•our operations as a company in the chemical sector, including the related risks of leaks, fires and toxic releases;
•the market and regulatory changes that may affect our ability to sell or otherwise benefit from co-generated energy;
•any litigation or legal proceedings, including product liability, environmental or asbestos related claims;
•our ability to protect our intellectual property rights and know-how;
•our ability to generate the funds required to service our debt and finance our operations;
•any fluctuations in foreign currency exchange and interest rates;
•the availability and efficiency of hedging;
•any changes in international and local economic conditions, including with regard to the dollar and the euro, dislocations in credit and capital markets and inflation or deflation;
•the effects of the COVID-19 pandemic on our business and results of operations;
•the potential impairments or write-offs of certain assets;
•any required increases in our pension fund contributions;
•the adequacy of our insurance coverage;
•any changes in our jurisdictional earnings mix or in the tax laws or accepted interpretations of tax laws in those jurisdictions;
•any challenges to our decisions and assumptions in assessing and complying with our tax obligations; and
•the potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion Engineered Carbons S.A. (a Luxembourg incorporated entity) in the U.S. or elsewhere outside Luxembourg;
•any current or future changes to disclosure requirements and obligations, related audit requirements and our ability to comply with such obligations and requirements.
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
                ii

Orion Engineered Carbons S.A
PART I
Item 1. Business
Overview
Orion Engineered Carbons S.A. (“Orion”, “Company”, “we”, “our”, or “OEC”) is a Luxembourg joint stock corporation (société anonyme or S.A.), incorporated on July 28, 2014 as a Luxembourg limited liability company (société à responsabilité limitée). Our registered office is located at 6, Route de Trèves, L-2633 Senningerberg (Municipality of Niederanven), Grand Duchy of Luxembourg. Our principal executive office is located in Spring, Texas, U.S.
We are a leading global manufacturer of carbon black products. Carbon black is a powdered form of carbon that is used to create the desired physical, electrical and optical qualities of various materials. Carbon black products are primarily used as additives for the production of polymers, batteries, printing inks and coatings (“Specialty Carbon Black” or “Specialty”) and in the reinforcement of rubber polymers (“Rubber Carbon Black” or “Rubber”). Our core competencies include the ability to engineer the physical properties of carbon black to meet the functional needs of our customers. The Company is one of the largest global producers of Specialty and Rubber Carbon Black.
We currently operate 14 wholly owned production facilities in Europe, North and South America, South Africa, and Asia, including Huaibei, China (to begin commercial production in 2023), and one jointly-owned production facility at Dortmund, Germany. In addition to our headquarters in Luxembourg, we have our principal executive office in Spring, Texas (U.S.), as well as offices in Frankfurt (Germany), Cologne (Germany), Shanghai (China), Seoul (South Korea), Tokyo (Japan) and other locations. Our principal research and development (“R&D”) center is located in Cologne (Germany). We also have laboratories to support our customers in Carlstadt, New Jersey (U.S.), Shanghai (China) and Yeosu (South Korea).
We are a premium supplier of carbon black generating long-term benefits for stakeholders while remaining committed to responsible business practices with a focus on team culture, reliability, quality and sustainability.
Our business is organized into two reportable segments: Specialty Carbon Black and Rubber Carbon Black. Our business segments are discussed in more detail later in this section.
Our internet address is www.orioncarbons.com. We make available free of charge on or through our website, our Annual Reports in Form 10-K, Quarterly Reports in Form 10-Q, current reports in Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). Information appearing on our website is not a part of, and is not incorporated in, this Annual Report in Form 10-K.
Products and Applications
Carbon black is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications.
Specialty Carbon Black
The Company manufactures Specialty Carbon Black for a broad range of specialized applications such as polymers, batteries, printing and coatings. The various production processes result in a wide range of different Specialty Carbon Black grades with respect to their primary particle size, structure, surface area and surface chemistry. These parameters affect jetness, tinting strength, undertone, dispersibility, electrical conductivity and other characteristics. Carbon black is an additive that enhances the physical, electrical and optical properties of our customer’s end products.
We have several post-treated Specialty Carbon Black grades for coatings and printing applications, as well as several high purity carbon black grades for the fiber industry and conductive carbon black grades for polymers, coatings and new markets, such as for battery electrodes. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as coatings, inks, plastics, adhesives, toners and batteries.
a.Products
i.Carbon Black for Coatings—We offer a broad range of Specialty Carbon Black products for coatings, which includes products used for pigmentation in black coatings and protection of various other coatings (e.g., automotive base coats and architectural coatings), for conductivity and for tinting, as well as for paints and for light tinting in transparent coatings (e.g., metallic effects and wood glazing). The diversity of our manufacturing processes allows for the creation of a wide range of Specialty Carbon Black grades with different structures and chemical properties, thereby allowing our products to impart unique characteristics to our customers’ products.

Orion Engineered Carbons S.A
ii.Carbon Black for Polymers—We offer Specialty Carbon Black for polymers in a diverse range of end markets including pipe (e.g., gas, oil, municipal water, sewage), construction, energy distribution (e.g., power cables), automotive, agriculture and consumer packaging. Certain products within this portfolio provide UV protection against polymer degradation for material such as pipe used for potable water, injection molding, agriculture films and cables. Other products include standard- to high-performance grades designed and modified to provide electrical conductivity, antistatic and reinforcing properties to many different polymer applications, including high-voltage cables, film and high-pressure pipes.
iii.Carbon Black for Printing—We offer Specialty Carbon Black for printing inks used in different printing systems and applications. We apply different process technologies to offer highly specialized products meeting specific requirements, including compliance with food-contact regulations and specially formulated products that require unique attributes such as color undertone, optical density and gloss.
iv.Carbon Black for Batteries—We also offer Specialty Carbon Black for wide range of energy storage applications such as lead-acid batteries, dry cells, supercapacitors and lithium-ion batteries. The products, which are manufactured in different production processes, function as high purity additives to provide electrical conductivity to increase the performance of batteries.
b.Competition
We are one of the largest global producers of Specialty Carbon Black. There are two other large global producers of Specialty Carbon Black. As a top three producer of Specialty Carbon Black, we leverage R&D and applications technology platforms to tailor products to customer needs and to introduce our products into new application niches.
Rubber Carbon Black
Our Rubber Carbon Black products are used in tires and mechanical rubber goods (“MRG”). Rubber Carbon Black are used to enhance the physical properties of the systems and applications in which they are incorporated. Rubber Carbon Black have traditionally been used in the tire industry as a rubber reinforcing agent to increase tread durability and are also used as a performance additive to reduce rolling resistance and improve traction. In MRG, such as hoses, belts, extruded profiles and molded goods, Rubber Carbon Black are used to improve the physical performance of the product, including the product’s physical strength, fluid resistance, conductivity and resistivity.
a.Products
i.Carbon Black for Tires—We offer a broad range of carbon black products for tires, which includes high reinforcing grades and semi-reinforcing grades. Fine particle reinforcing grade carbon black is used mostly in the tread of tires. Other reinforcing grade carbon black is also used in different components of the tire carcass. In addition to standardized grades, we produce advanced grades tailored to meet specific customer performance requirements, such as ECORAX® grades designed to lower rolling resistance and high-performance grades for truck tires and high- and ultra-high-performance passenger car tires.
ii.Carbon Black for Mechanical Rubber Goods—We produce a wide range of carbon black products for a variety of MRG end-uses, including automotive production, construction, as well as certain food, consumer and medical applications. These grades have an exceptionally high purity and high consistency and satisfy special requirements needed for smooth surfaces and electrical resistance. These grades also disperse well in rubber compounds used in parts like window seals, automotive hoses, transmission belts, damping elements and electrically conductive and antistatic rubber goods.
b.Competition
We are one of the leading global producers of Rubber Carbon Black. We compete with two other global companies and multiple regional companies. The smaller regional suppliers mainly participate in standard and MRG applications and are less likely to provide specialized products used in higher end tire and MRG applications. Competition for our Rubber Carbon Black products is generally based on product quality and performance, technical innovation and customer service.

Drivers of Demand
Besides general global economic conditions, certain specific drivers of demand for carbon black differ among our operating segments. Specialty Carbon Black has a wide variety of end-uses and demand is largely driven by the growth and development of the coatings, polymers, printing and battery industries. Demand for Specialty Carbon Black in the coatings and polymers industries is mainly influenced by the levels of industrialization, automobile original equipment manufacturer (“OEM”) demand, infrastructure development, consumer spending and construction activity. Demand for Specialty Carbon Black in the printing industry is mainly influenced by developments in print media and packaging materials. Demand for Specialty Carbon Black in the batteries industry is driven by electric vehicle penetration, growth of consumer and industrial batteries, and energy storage systems. Demand for Rubber Carbon Black is largely driven by the growth and development of the automotive tire, commercial tire and MRG industries. Demand for Rubber Carbon Black in tires is mainly influenced by the number of replacement and original equipment tires produced, which in turn is driven by (i) the number of miles driven, (ii) vehicle trends, including the number of vehicles produced and registered, (iii) demand for larger vehicles, such as trucks and buses, (iv) demand for high-performance tires, (v) consumer and industrial spending on new vehicles, and (vi) changes in regulatory requirements.

Orion Engineered Carbons S.A
Demand for Rubber Carbon Black in MRG is mainly influenced by vehicle production and design trends, construction activity and general industrial production.
Demand in the developed Western European and North American regions is mainly driven by demographic changes, customers’ high-quality requirements, truck freight activity, stringent tire regulation standards and relatively stable tire replacement demand. Demand in developing markets, such as China, Southeastern Asia, South America and Eastern Europe, is mainly driven by the growing middle class, rapid industrialization, infrastructure spending and increasing car ownership trends. The growth in vehicle production in turn drives demand for both original equipment tire manufacturing and replacement tires in developing regions.
Customer Contracts
Most of our long-term contracts, 12 months or longer, contain formula-driven price adjustment mechanisms for changes in raw material and/or energy costs. We sell carbon black under the following two main categories of contracts based on price adjustment mechanisms:
•Contracts with feedstock adjustments (indexed contracts)—This category includes contracts with monthly or, in some cases, quarterly automatic feedstock and/or energy cost adjustments, which cover approximately 70% of our global volumes;
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
Raw Materials
The principal raw material used in the manufacture of carbon black is carbon black oil comprised of residual heavy oils derived from petroleum refining operations, the distillation of coal tars and the production of ethylene throughout the world. The majority of our carbon black oil supply is covered by short and long-term contracts with a wide variety of suppliers. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs. Changes in our raw material supplier’s operating conditions and demand for their products could reduce the availability of certain very specialized feedstocks.
Seasonality
Our business is generally not seasonal in nature, although our results of operations are generally weaker in the last three months of a calendar year.
Innovation
We enjoy a long-standing reputation within the industry for carbon black product and process technology, applications knowledge and innovation. Carbon black products are highly versatile and meet specific performance requirements across many industries. This creates significant opportunities for product and process innovation. Further product innovations are a key competitive factor in the industry, even after decades of R&D in this field.
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
Our Innovation function’s leading center of excellence is located in Cologne (Germany) to support and enhance our global innovation function or R&D activities. This center includes applications technology laboratories and process development staff, co-located with our pilot process development facilities. Staffing in our Cologne technical center includes physicists, chemists and engineers who can effectively and efficiently collaborate to create and analyze various carbon black properties with a goal to develop new products to meet customer requirements. Common processes and information technology tools further enhance coordination and communication with our regional technical centers located in China, South Korea and the U.S.

Orion Engineered Carbons S.A
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
•Intellectual Property—We consider intellectual property development and management as a source of strategic competitive advantage. We initiate and maintain patents and trademarks, with varying expiration dates, on a number of our products and processes. We sell our products under a variety of patents and trademarks we own and we take reasonable measures to protect them.
In connection with the separation of our business from Evonik Industries AG, Germany (“Evonik”), Evonik assigned to us its intellectual property that was exclusively used in its carbon black business and granted certain intellectual property rights that are still also in use in Evonik’s retained business in turn for us granting certain intellectual property rights to Evonik for fields outside of carbon black. Consequently, we may be restricted in leveraging intellectual property that we use on the basis of a license from Evonik or the intellectual property that is subject to grant-back licenses when expanding our business into fields outside of carbon black. For additional information, see “Item 1A. Risk Factors—Legal and Regulatory Risks—We may not be able to protect our intellectual property rights successfully.”
Human Capital
We are a group of individuals who share one common passion: carbon black. Our success depends on attracting, recruiting, training and developing a diverse, talented global workforce. We are committed to providing our employees with opportunities for learning and career growth in an environment where their knowledge and inputs are valued and creativity and innovation are encouraged. To this end, our aspiration is to be the employer of choice in our industry and the communities where we are located.
Aligning employee engagement and enablement remains a key component for the continued success of Orion. We have built a value system around a foundation of appreciating our employees through trust, respect and development. To ensure our employees are both motivated to do their work and equipped with the right tools and training to be successful, we start with listening. We use employee surveys and feedback sessions to help ensure all the voices of our employees are heard. We continue to use the feedback from our employee surveys and other feedback sessions to prioritize our human capital strategy and continue to upgrade our talent management programs, focusing on specific actions to improve learning and to promote employee development and career growth. Our talent programs are made up of several components:
•formal learning programs to equip individual employees with the technical and functional skills required for their current and future roles;
•on-the-job training through assignments that provide new roles and projects;
•formal and informal mentoring programs;
•succession planning;
•formal and informal performance reviews with line managers and others; and
•individual development plans.
Orion is made up of approximately 1,600 employees with manufacturing plants, laboratories and offices in 24 locations across 13 countries in three regions (Americas, Asia/Pacific (“APAC”) and Europe/Middle East/Africa (“EMEA”)). Inspiring the entire Orion workforce to function as one team is critical to our success. We believe this is possible when we accept and value each individual. Indeed, valuing people is one of Orion’s core values, which define who we are and the expectation we have of all Orion colleagues in our interactions with other employees, customers, suppliers and within the communities where we operate. Building on this foundation, we value our people

Orion Engineered Carbons S.A
irrespective of their nationality, race, gender, citizenship status, ethnic origin, sexual orientation, gender identification, religion or philosophy, disability and age, among others; and we strive to put this into practice when hiring, developing and retaining talent.
A focus on promoting from within has led to continued increases in internal fill rates for open positions and the involvement of business leaders across the organization in talent reviews to assess employees on performance and future potential. These talent reviews continue to identify high potential employees, build bench strength, increase retention and help us identify our future leaders and innovators. These reviews also allow us to identify gaps in our organization and the actions needed to fill those gaps.
We uphold the freedom of association and fully recognize the right of collective bargaining. Certain of our employees worldwide are represented through unions and works councils. We value exchanging information and views with the local unions and works councils with the view to finding solutions to our common issues and ensuring success for both our employees and the Company.
Labor Relations
Our employees are represented by labor unions, industry groups and works councils in accordance with local law and practices. Membership in employee labor unions varies in accordance with the business area, local practice and country. We have entered into collective bargaining agreements with employee labor unions either directly or as members of industry-wide unions or employer organizations. Approximately 70% of our employees are covered by such agreements. These agreements typically govern, among other things, terms and conditions of employment and reflect the prevailing practices in each country. We believe we have stable relations with our employees and voluntary turnover is low.
In 2017, 35 of the former employees in our closed facility in Ambès, France filed claims with the labor court of Bordeaux contesting the termination of their employment and seeking damages. Of these claims 30 are pending in the courts and our results of operations reflect accruals made by us to satisfy our best estimate of these claims should the former employees prevail.
Environmental, Health and Safety Matters
Protection of people and the environment, fair treatment of our partners and a clear alignment to our customers’ needs are essential components of our activities. We strive not only to comply with all applicable laws and voluntary obligations, but to continuously improve our performance and management systems. Our integrated global management system with established standards and processes is based on the principles of the Responsible Care, International Organization for Standardization’s (“ISO”) 9001 Quality Management System, ISO 14001 Environmental Management Systems and ISO 45001 Safety Management Systems. All of our operating sites are third-party certified to ISO 14001 and ISO 9001 standards. Our global management system outlines our processes and procedures practiced in relation to environmental protection, occupational safety, industrial hygiene and quality management as well as sustainable compliance and product stewardship.
Our annual sustainability report is accessible on our webpage: www.orioncarbons.com. Our sustainability report is not incorporated by reference into this Annual Report in Form 10-K.
Our operations involve the use, processing, handling, storage and transportation of materials that are subject to international, national and local environmental and safety laws and regulations. All of our production facilities require operating permits. We believe that our operations are currently in substantial compliance with all applicable environmental, health and safety laws and regulations. Our management systems and practices are designed to ensure compliance with laws and regulations, and increasingly stringent regulation may require us to make additional unforeseen environmental, health and safety expenditures.
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
The primary air pollutants of concern include sulfur dioxide (“SO2”), nitrogen oxides (“NOx”) and particulates. In order to maintain compliance with emission requirements in certain jurisdictions, we utilize various desulfurization and de-NOx processes. We control the particulate matter by using bag filter technology.
In the European Union, we are subject to the EU Directive No. 2010/75/EU on industrial emissions (“IED Directive”), which regulates pollution from industrial activities and includes rules aiming to reduce emissions into air, water and land and to prevent the generation of waste. In addition to the IED Directive and its implementation, European jurisdictions in which we operate may provide for further regulations regarding emission reduction and safety technology standards that apply to our facilities (for example, the German Emissions Control Act). The EU Commission is currently revising EU measures addressing pollution from large industrial installations, as announced in the European Green Deal. The aims of the revision are to progress towards the EU’s zero pollution ambition for a toxic-free environment and to support climate, energy and circular economy policies. This includes the revision of the IED Directive.

Orion Engineered Carbons S.A
In the U.S., we are subject to emissions limitations on prevention of significant deterioration (“PSD”) permits issued under the federal Clean Air Act (“CAA”) and a consent decree (“CD”) entered into with the U.S. Environmental Protection Agency (“EPA”), as well as analogous state and local laws, which regulate the emission of air pollutants from our facilities and impose significant monitoring, record keeping and reporting requirements. See “Note Q. Commitments and Contingencies” to the Company’s audited financial statements included in this Annual Report in Form 10-K for a description of the EPA CD. In addition, these laws and regulations require us to obtain pre-approval for the construction or modification of facilities expected to produce or significantly increase air emissions and to obtain and comply with air permits that include stringent conditions on air emissions and operations. In certain cases, we may need to incur capital and operating expenditures for specific equipment or technologies to control emissions. We have incurred, and expect to continue to incur, substantial administrative and capital expenditures to maintain compliance with CAA requirements.
Pursuant to the CAA, the EPA has developed industry-specific National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for stationary sources classified as “major” on the basis of their hazardous air pollutant emissions. Under these, we are required to comply with Maximum Achievable Control Technology (“MACT”) standards. Our U.S. facilities are subject to MACT standards applicable to carbon black facilities, as well as MACT standards applicable to industrial boilers. The EPA amended existing carbon black MACT standards, which increased stack testing frequency and imposed more stringent startup and operating requirements for our U.S. plants. The U.S. plants are generally already compliant. We are in the process of confirming that we met the EPA requirements in 2022.
In China and South Korea, our operations have been subject to increasingly strict air quality regulations in recent years. We believe we are in substantial compliance with these regulatory changes in China and South Korea. We expect that future regulations may require additional capital and operating expenditures for specific equipment or technologies to control emissions that are being developed as needed to meet these new requirements.
Greenhouse Gas Regulation and Emissions Trading—Our facilities also emit significant volumes of CO2. In the European Union (“EU”), all of our production facilities (except for our manufacturing site in France) are subject to the European Emission Trading System (“EU ETS”) for CO2 emissions. Industrial sites to which the EU ETS applies receive a certain volume of allowances in metric tons to emit greenhouse gasses (“GHG”) and must surrender allowances in equivalent volume for each metric ton of greenhouse gas (“GHG”) emitted. Carbon black production is currently listed on the carbon leakage list, which allows receiving the significant share of needed emission allowances free of charge. From January 1, 2021, the EU ETS has stepped into its Phase 4 period running until 2030. However, as part of the EU Green Deal the EU has adopted a climate law enshrining its new climate targets of at least a 55% reduction in greenhouse gas emissions by 2030 compared to 1990 levels and net zero by 2050. The European Commission published its first part of the “Fit for 55” package in July 2021 to enable the EU to meet those targets. The actual EU ETS is expected to be subject to regular reviews and possible changes in order to ensure the way to achieve those climate reduction targets.
The design concept of the South Korean ETS is similar to the EU ETS. We may need to purchase emission rights to cover the shortfall where emissions exceed the quantity of free allowances, incurring additional costs.
In the United States, the EPA regulates GHG emissions under the CAA and has adopted rules that require reporting of GHG emissions by owners and operators of facilities in certain source categories, which include our facilities. At the state level, some states have already taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Currently none of our plants are located in states that have implemented GHG cap-and-trade programs, but there is no assurance that future changes will not materially affect our operations or require material capital expenditures. The adoption of legislation or regulations that require reporting of GHG, establish permitting thresholds based on GHG emissions or otherwise limit or impose compliance obligations for emissions of GHG from our equipment and operations could require us to incur costs to obtain and comply with permits, reduce emissions of GHG associated with our operations or purchase carbon offsets or allowances.
There are also ongoing discussions and regulatory initiatives in other countries in which we have facilities, regarding GHG emission reduction programs. For instance, South Africa has adopted a CO2 tax regime.
Water Quality—Our plants are net consumers of water and are generally subject to laws and regulations related to water management. Most of our plants recycle a substantial amount of the water used in the manufacturing process, which is used as “quench water” in the cooling process.
Contamination—As we handle chemicals that could cause water or soil contamination, we may be subject to remediation obligations under national laws. Additionally, third parties have in the past and may in the future be able to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.
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

Orion Engineered Carbons S.A
also expose us to liability for acts that were in compliance with applicable laws at the time we performed those acts. We could incur significant costs in connection with investigation and remediation activities or claims asserted at current or former facilities or third-party sites.
Non-hazardous and Hazardous Waste—In some jurisdictions in which we operate, we are subject to provisions regarding waste management and the handling and storage of hazardous substances. We generate both hazardous and non-hazardous wastes at our facilities that we manage in accordance with applicable regulations. Waste streams generated at our facilities include but are not limited to office trash, carbon black, solvents, refractory materials, catalyst materials, and non-saleable sulfuric acid. Certain facilities have on-site landfills permitted for the disposal of non-hazardous solid waste, but we are not currently using these landfills to dispose of waste. Any waste that is not recycled or reused is managed off site in compliance with local regulations.
Chemical Regulations—Some jurisdictions we operate in have established regimes to regulate or control chemical products to ensure the safe manufacture, use and disposal of chemicals.
In the European Union, the Regulation on Registration, Evaluation, Authorization of Chemicals (“REACH”) requires chemical manufacturers and importers in the European Union to register all chemicals manufactured in, or imported into the European Union in quantities of more than one metric ton annually. Registration has to be made with the European Chemicals Agency (“ECHA”), and the use of certain “highly hazardous chemicals” must be authorized by ECHA. Furthermore, REACH contains rules on bringing substances to the market that have been identified as substances of very high concern. In the United States, we are subject to federal and state chemical regulations. Under the Toxic Substances Control Act (“TSCA”), the EPA is required to maintain a list of each chemical substance that is manufactured or processed, including imports. This inventory plays a central role in the regulation of most industrial chemicals in the United States. Carbon black is listed and maintained as an active substance in the TSCA Chemical Substance Inventory, and all our facilities are subject to chemical data reporting rules (“CDR”). Under CDR we are required to submit basic exposure information to EPA every five years. In California, we are subject to the California Safe Drinking Water and Toxic Enforcement Act, which imposes labeling and record keeping requirements. In South Korea, under its Chemical Control Act, coal-based feedstock oils such as crude coal tar (“CCT”), coal tar distillate (“CTD”) and soft pitch oil (“SPO”) containing more than 0.1% quinoline are treated as hazardous chemicals requiring production sites to be duly licensed.
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
Health and Safety—The health and safety of our employees and customers is one of our highest priorities. We strive to continually improve and attain the top performance on occupational injury and illness rates as compared to the chemical industry. New employees and contractors working and visitors on site are given environmental, health and safety (“EHS”) training, and we keep track of EHS concerns and issues from our employees. Employees are required to report incidents including “near misses” into the electronic EHS management system. Our sites are required to implement and report EHS leading and lagging indicators for EHS performance. Plant managers are required to track and monitor these leading and lagging indicators and take action as appropriate. Leading and lagging indicator data and incidents are reviewed by senior management on a monthly basis.
Product Stewardship—Carbon black is produced under controlled conditions and has high purity levels. It therefore differs from other combustion products that may contain high concentrations of hazardous compounds. Due to its high purity, certain carbon black grades are permitted for use in cosmetics or in products in contact with food.
The International Agency for Research on Cancer (“IARC”) classifies carbon black as a Group 2B substance (possible human carcinogen). We have communicated IARC’s classification of carbon black to our customers and employees in accordance with applicable regulatory requirements. Based on IARC’s classification some regulatory jurisdictions now classify carbon black as a possible carcinogen. The Permanent Senate Commission for the Investigation of Health Hazards of Chemical Compounds in the Work Area (the “MAK Commission”) of the German Research Foundation (Deutsche Forschungsgemeinschaft), which uses a different rating system, classifies carbon black as a suspect carcinogen (Category 3). Any risk reclassification of our raw materials, intermediates or finished product could result in increased operating costs or affect product lines or sales.
The Community Rolling Action Plan (“CoRAP”) indicates substances for evaluation by the member states of the European Union. The evaluation aims to clarify the initial concern that manufacturing and/or use of shortlisted substances could pose a risk to human health or the environment. With ECHA's update of the CoRAP list in March 2016, Carbon black was included in CoRAP for substance evaluation in 2018 though such evaluation has been postponed several times. With ECHA’s most recent update from December 2022, the carbon black substance evaluation is proposed to be further delayed to 2025. The substance evaluation for carbon black was proposed by France. The initial reasons of concern raised by the French Agency for Food, Environmental and Occupational Health & Safety (“ANSES”) relate to carbon black being an alleged carcinogenic substance and a suspected reproduction toxicant. Orion is working as a member of the

Orion Engineered Carbons S.A
cb4REACH Consortium and ICBA to address the reasons for nomination. The conclusion of the evaluation may have significant business impact should ANSES conclude that carbon black poses a risk to human health. A potential outcome could be a harmonized classification and labeling of carbon black for carcinogenicity and toxicity to reproduction. These developments may significantly affect our business, including increasing costs of doing business.
According to the recommendation of October 18, 2011 (EU COM 2011/696/EU), the majority of carbon black grades are defined as a nanomaterial in Europe. This status for carbon black has not changed with the most recent update of the recommendation of June 10, 2022 (2022/C 229/01). The ISO developed the ISO TC 229 “Nanotechnologies,” which considers carbon black as a “nano-structured material.” Other countries (such as, the U.S., Canada, France, Belgium, Sweden, Switzerland, etc.) have implemented notification schemes related to nanomaterials. In Europe, Commission Regulation (EU) 2018/1881 as of December 3, 2018 amending REACH introduced new information requirements for substances with forms meeting the definition criteria of EU COM 2011/696/EU. The notification of carbon black under the different notification schemes as well as meeting the new nano-related information requirements under REACH requires capital and resource commitments to compile and file dossiers. Furthermore, more and more specific requirements for substances regarded as nanomaterials are emerging within Europe. For example, Germany is planning to introduce a more stringent “Occupational Exposure Limit” for nanomaterials. These developments may significantly affect our business, including increasing costs of doing business.
Further Regulatory Matters
We are subject to further governmental regulation from state, national, European Union and other international regulatory authorities concerning, among other things: product safety, export and import control regulations and other customs regulations, data protection and our competitive and marketplace conduct. We believe that we are in compliance in all material respects with these regulations. We cannot guarantee, however, that any future changes in the requirements or mode of enforcement of these laws and regulations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our operations and performance are materially affected by worldwide economic conditions. Because carbon black is used in a diverse group of end products, demand for carbon black has historically been related to real gross domestic product (“GDP”) and general global economic conditions. In particular, a large part of our sales has direct exposure to the cyclical automotive industry and, to a lesser extent, the construction industry. As a result, certain parts of our business experience a level of cyclicality. The nature of our business and our large fixed asset base make it difficult to rapidly adjust our fixed costs downward when demand for our products declines, which could materially affect our profitability. A global or regional economic downturn has in the past, and may in the future, reduce demand for our products, which would decrease our revenue and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods with significant market turmoil and tightened credit availability, we could experience difficulties in collecting accounts receivable, pricing pressure and reduced global or local business activity.
Our customers may terminate or attempt to amend their agreements for the purchase of our products due to decline in their demand and production, bankruptcy, lack of liquidity, lack of funding, operational failures, force majeure, hardship or other reasons. The current energy, financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows.
Our business is subject to operational risks, which could adversely affect our business, financial condition, results of operations and cash flows.
Our operations are subject to hazards inherent in chemicals manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including, but not limited to, fires and explosions, accidents, accidental oil or products releases, severe weather and natural disasters (including hurricanes, tornadoes, ice storms, droughts, floods and earthquakes, some of which are significantly increasing in likelihood because of climate change), pandemics or epidemics, mechanical failures, unscheduled downtime at our production facilities or at facilities that supply raw materials to us, transportation interruptions, disruption to harbor-, road-, pipeline- or storage tank-access, pipeline, tank and silos leaks and ruptures, quality problems, technical difficulties, energy grid shutdowns, discharges or releases of toxic or hazardous substances or gases, other environmental risks, sabotage, acts of terrorism or other acts of violence as well as potential boycotts, strikes, sanctions or blockades.
Such events could disrupt our supply of raw materials or otherwise affect sales, production, transportation and delivery of our products or affect demand for our products. We could incur significant expenditures in connection with such operational risks. These may be caused both by external and internal factors noted above as well as war, strikes, official orders, technical interruptions, material defects, accidents

Orion Engineered Carbons S.A
or mistakes. In all of these cases, our property, third-party property or the environment may sustain damage, or there may be human exposure to hazardous substances, personal injuries or fatalities. Such events could result in material financial liabilities, civil or criminal law consequences, the temporary or permanent closure of the relevant production or administrative sites or power plants and a negative impact on our financial condition, results of operations and cash flows.
We are dependent on major customers for a significant portion of our sales, and a significant adverse change in a customer relationship could adversely affect our business, financial condition, results of operations and cash flows.
Customer concentration is driven by the consolidated nature of the industries we serve. In 2022, our top ten customers accounted for approximately 51% of our volume measured in thousand metric tons (“kmt”). Our success in continuing to strengthen relationships and grow our business with our largest customers and retaining their business over extended time periods could affect our future results. The loss of any of our major customers (including due to industry consolidation) or a reduction in volumes sold to them, could adversely affect our results of operations. Any deterioration in the financial condition of any of our customers or the industries they operate in or serve that impairs our customers’ ability to place orders or make payments to us could decrease our sales or increase our uncollectible receivables and could adversely affect our business, financial condition, results of operations and cash flows.
We may not be able to compete successfully in the industries and markets in which we operate.
The industries in which we operate are highly competitive based on price, product innovation, product quality, distribution capability, and industry and customer knowledge. We face competition from global and regional suppliers, both in developed and in emerging regions. While we aim to operate at low cost and are focused on reducing our fixed and variable cost base across our production chain, there may be improvements in the cost competitiveness of other manufacturers relative to us or in the performance properties of substitutable products and raw materials, which could result in advantages for our competitors and adversely affect our business. Furthermore, some of our competitors may have greater financial and other resources, enhanced access to governmental funding and a larger capitalization than we have. If we are unable to respond successfully to changing competitive conditions, the demand for our products could be adversely affected which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Although carbon black continues to offer opportunities for product and process innovation, we cannot be certain that the investments we make in our innovations will result in proportional increases in revenue or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, industry acceptance or insufficient industry size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could adversely affect our business, financial condition, results of operations and cash flows.
As a reinforcing agent in certain rubber applications, carbon black competes primarily with precipitated silica in combination with silane, neither of which are part of our product portfolio. Historically, silica has offered some performance benefits over carbon black in the area of rolling resistance. To date, silica-based tire applications have gained position in passenger car tire treads. Although substitution has not been significant due to carbon black’s cost advantage, technological advances and changing customer requirements may lead to increased demand for silica-based tires, especially in developed regions. Increased substitution and competition from precipitated silica producers could adversely affect our business, financial condition, results of operations and cash flows. If we should decide to include precipitated silica in combination with silane in our product portfolio in the future, we may be restricted in our ability to do so under our intellectual property sharing arrangements with Evonik Industries AG (“Evonik”) and its affiliates, one of our previous owners.
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
Our future financial performance and success largely depend on our ability to maintain and improve our current competitive position and to implement our business strategies for growth successfully. We cannot guarantee that we will successfully implement our business strategies or that implementing these strategies will sustain or improve and not harm our results of operations. We may not be able to increase or sustain our manufacturing efficiency or asset utilization, enhance our current portfolio of products or achieve other fixed or variable cost

Orion Engineered Carbons S.A
savings. In addition, the costs involved in implementing our strategies may be significantly higher than we currently anticipate. Our ability to complete capacity expansions may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, the availability of labor and materials, unforeseen hazards, such as weather conditions, adverse political or market developments, and other risks associated with construction or expansion projects. Moreover, the cost of expanding capacity could have a negative impact on our financial results until capacity utilization is sufficient to absorb the incremental costs associated with the expansion. Further, labor or governmental restrictions could impede or delay our ability to reduce headcount in the event headcount reduction is deemed to be sensible in our opinion.
Our business strategies are based on our assumptions about future demand for our existing products and the new products and applications we are developing, and on our continuing ability to produce our products profitably. Each of these factors depends on, among other things, our ability to realign our product portfolio, divest businesses on favorable terms and with minimal disruptions, discontinue product lines with minimal disruption, finance our operations and product development activities, negotiate favorable terms, maintain high-quality and efficient manufacturing operations, relocate and close certain manufacturing facilities with minimal disruption to our operations, respond to competitive and regulatory changes, access quality raw materials in a cost-effective and timely manner, and retain and attract highly skilled technical, managerial, marketing and finance personnel. Any failure to develop, revise or implement appropriate business strategies in a timely and effective manner may adversely affect our business, financial condition, results of operations and cash flows.
We are subject to volatility in the costs, quality and availability of raw materials and energy, which could decrease our production volumes and margins and adversely affect our business, financial condition, results of operations and cash flows.
Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to fluctuations in worldwide supply and demand as well as other factors beyond our control. The preponderance of the cost of raw material used in the production of carbon black is related to petroleum-based or coal-based feedstock known as carbon black oil, with some additional use of other raw materials, such as acetylene, hydrogen and natural gas. We obtain a considerable portion of our raw materials and energy from selected key suppliers. Although we maintain certain raw material reserves, if any of these suppliers is unable to meet its obligations under supply agreements with us on a timely basis or at all, or if we cannot source sufficient supply, we may be forced to incur higher costs to obtain the necessary raw materials and energy elsewhere, or we may not be able to obtain carbon black oil or raw materials, such as natural gas, at all. Additionally, raw material sourcing and related infrastructure (e.g., harbor access, cargo or ship availability, pipeline-, tank- or road-access), may be subject to local developments or regulations in certain jurisdictions where we operate that may reduce, delay or halt the physical supply of raw materials. Our inability to source quality raw materials or energy in a timely fashion and at costs that we anticipate or that are acceptable to us, or an inability to pass-through any cost increases to our customers, could have an adverse impact on our business, financial condition, results of operations and cash flows.
Most of our Rubber Carbon Black supply contracts contain provisions that adjust prices to account for changes in a relevant feedstock price index. However, we are exposed to oil price and gas price fluctuations, and there can be no assurance that we will be able to shift the price risks to our customers. Success in offsetting increased raw material, energy and tax or tariff costs with related price increases is also influenced by competitive and economic conditions, as well as the speed and severity of such changes, and could vary significantly, depending on the segment served. Such increases may not be accepted by our customers, may not be fully reflected in the indices used in our pricing formulas, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. Oil and energy price fluctuations have had, and are likely to continue to have, significant and varying effects on our earnings and results of operations, partly because oil price changes affect our sales prices and our cost of raw materials and energy at different times and amounts, and partly due to other factors, such as differentials affecting the ultimate carbon black oil price paid by us (versus a particular reference price index), carbon black oil usage amounts and ongoing efficiency initiatives, the value of which fluctuates with oil prices. Failure to fully offset the effects of fluctuating raw material or energy costs could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, volatility in costs and pricing could result in commercial disputes with suppliers and customers regarding the interpretations of complex contractual pricing arrangements, which could adversely affect our business.
Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which have in the past affected and may in the future affect our Net Working Capital, cash requirements and operating results. Changes in raw material and energy prices have a direct impact on our Net Working Capital levels. Increases in the cost of raw materials lead to an increase in our Net Working Capital. Due to the quantity of carbon black oil and finished goods that we typically keep in stock together with the levels of receivables and payables maintained, increases occur gradually over a two to three-month period but can vary depending on inventory levels and working capital levels generally. Net Working Capital swings are particularly significant in an environment of high price volatility.
Any failure to realize benefits from investments, joint ventures, acquisitions or alliances could adversely affect our business, financial condition, results of operations and cash flows.
We have made, and may continue to make, investments and acquisitions and enter into joint ventures and collaborations. The success of acquisitions of existing facilities, new technologies, companies and products, or arrangements with third parties is not always predictable, and we may not achieve our anticipated objectives.

Orion Engineered Carbons S.A
Plant capacity expansions and site development projects may be delayed, cost more than anticipated and/or may not achieve the expected benefits.
Our ability to complete capacity expansions and consolidations as planned, including capacity conversions from Rubber Carbon Black to Specialty Carbon Black and vice versa, and other site development projects, including those associated with yield efficiency improvements or emission controls, may be delayed, interrupted, or otherwise limited by the need to obtain environmental and other regulatory approvals, unexpected cost increases, availability of labor and materials, unforeseen hazards such as weather or health conditions, and other risks associated with construction projects. In addition, lower oil prices may impact our yield efficiency improvements. Moreover, the costs of these activities could have a negative impact on our results of operations and capacity utilization at any particular facility. We may not be able to absorb the incremental costs associated with capacity expansion projects. In addition, our ability to expand capacity depends in part on economic and political conditions in the regions we focus on and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.
The capital expenditures we might need to make under the EPA consent decree may increase; timing, target levels and other factors could also affect our ability to meet target emission levels and target dates under the EPA consent decree.
On June 7, 2018, a consent decree (the “EPA CD”) between Orion Engineered Carbons LLC and the United States on behalf of the EPA, as well as the Louisiana Department of Environmental Quality, became effective. See “Note Q. Commitments and Contingencies” to the Company’s audited financial statements included in this Annual Report in Form 10-K for a description of the EPA CD. We have four plant sites that fall under the EPA CD, of which the construction projects at our Ivanhoe (Louisiana) and Orange (Texas) facilities have been completed. In the fourth quarter of 2022, mechanical installation of emissions control technology at Borger (Texas) was complete.
We estimate the installations of monitoring and pollution control equipment at the remaining plant at Belpre (Ohio), will require capital expenditure totaling approximately $25 million. This estimate could be further revised subject to scope design and estimation efforts presently underway. The actual total capital expenditures we might need to incur in order to fulfill the requirements of the EPA CD therefore remain uncertain. The solutions Orion ultimately chooses to implement at its remaining facility may differ in scope and operation from those it currently anticipates for such facility, and factors such as timing, target levels, contractor workforce availability, changing cost estimates and local regulations, could cause actual capital expenditures and their timing to significantly exceed current expectations or affect Orion’s ability to meet the agreed target emission levels or target dates for installing required equipment as anticipated or at all. Noncompliance with applicable emissions limits could lead to payments to the EPA or other penalties.
We may be subject to information technology systems failures, network disruptions, cybersecurity attacks and breaches of data security.
We rely on information technology systems to manage and operate our production facilities, to process transactions, and to summarize our operating results. Our information technology systems are an important element for effectively operating our business. Information technology systems failures, particularly in connection with running SAP, including risks associated with upgrading or timely updating our systems, network disruptions, misuse, cybercrime and breaches of data security, could disrupt our production as well as our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting, and lead to increased costs. It is possible that future technological developments could adversely affect the functionality of our computer systems and require further action and substantial funds to prevent or repair computer malfunctions. Our information technology systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybercrime, internal or external security breaches, catastrophic events such as fires, earthquakes, floods, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees or third-party providers. Although we have taken extensive steps to address these concerns by implementing sophisticated network security, back-up systems and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business, financial condition, results of operations and cash flows. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our production and operations. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, financial condition or results of operations. We have experience non-material cybersecurity attacks in the past and may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication.
While we continually work to safeguard our systems, train our employees and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cybersecurity attacks or security breaches that manipulate or improperly use our systems or networks, compromise or lose confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations and safety tools. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. In addition, such attacks or breaches could require significant management attention and resources, and result in the diminution of the value of the Company’s investment in research and development and other assets. A breakdown in existing controls and procedures around the Company’s cybersecurity and security prevention environment may prevent us from detecting, reporting or responding to cybersecurity incidents in a timely manner and could have a material adverse effect on our financial condition or the market price of our securities.

Orion Engineered Carbons S.A
In addition to supporting our operations, we use our systems to collect and store confidential and sensitive data, including information about our know-how, technology and business, as well as about our customers and our employees. As our technology continues to evolve, we anticipate that we will collect and store even more data in the future, and that our systems will increasingly use remote cloud based solutions and communication features that are sensitive to both willful and unintentional security breaches. Much of our value is derived from our confidential business information, including customer data, proprietary technology and trade secrets. To the extent the confidentiality of such information is compromised, we may lose our competitive advantage, and our business, financial condition, results of operations and cash flows may suffer. We also collect, retain and use personal information, including data we gather from customers for product development and marketing purposes, and data we obtain from employees. In the event of a breach in security that allows third parties access to this personal information, we are subject to a variety of laws on a global basis that require us to provide notification to the data owners, and that subject us to lawsuits, fines and other means of regulatory enforcement. Our reputation could suffer in the event of such a data breach, which could cause customers to purchase from our competitors. Ultimately, any compromise of our data security could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We operate a global network of production plants located in Europe, the U.S., South Korea, China, South Africa and Brazil. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following: changes in the rate of economic growth; unsettled political or economic conditions; expropriation or other governmental actions; social unrest, war, terrorist activities or other armed conflict; national and regional labor strikes; confiscatory taxation or other adverse tax policies, trade and or tariff disputes between countries; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation, deflation, and currency fluctuations and devaluation; the effect of global environmental, health and safety issues; pandemics or epidemics, respective lock-downs, changes to economic conditions, market opportunities and operating restrictions; changes in foreign laws and tax rates; changes in trade sanctions or embargoes that result in losing access to customers and suppliers in those countries; costs associated with compliance with anti-bribery and anti-corruption laws; nationalization of private enterprises by foreign governments; and changes in financial policy and availability of credit or financing sources. These factors could adversely affect our business, financial condition, results of operations and cash flows.
Our business, financial condition and results of operations have been and could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies caused by the ongoing conflict between Russia and Ukraine.
War and other geopolitical events, including but not limited to Russia and Ukraine, may cause volatility in crude oil and natural gas prices, due to the region’s importance to these markets, the potential impacts to global transportation and shipping, and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.
In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military defense and the potential for wider conflict may increase energy market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in energy and other product prices. Global prices of crude oil and natural gas are primarily a function of global production and demand. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential continuation or expansion of the conflict between Russia and Ukraine could further disrupt the availability of crude oil and natural gas supplies. Russia is one of the largest crude oil and natural gas exporters. Currently, the conflict has impacted exports of Russian crude oil and natural gas. As such, volatility, trading volumes, and prices in global crude oil and natural gas have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Furthermore, global supply chains, which have already been disrupted by the far-reaching effects of the COVID-19 pandemic, have suffered and in the future may suffer further damage if the Ukrainian war continues or escalates further. The extent or length of any adverse effects of the war in Ukraine on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify, however, current events as recent as July 2022 further

Orion Engineered Carbons S.A
increase concerns about the stability of the natural gas supply in Europe. Furthermore, the European Union (“EU”) has proposed a voluntary gas demand reduction target of 15% to be achieved between August 1, 2022 and March 31, 2023. To reach that target, the plan outlines various measures whereby EU member states can encourage the decrease of gas demand and consumption by the public sector and businesses, as well as households.
The continuation or escalation of events like the Ukrainian war could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations. It has also caused, and may continue to cause, disruptions in supply chains and curtailed or delayed spending by our customers’ customers, in particular in the automotive industry, and increases in the risk of customer defaults or delays in payments. In addition, as a result of the conflict, governmental and non-governmental entities have issued alerts noting the potential for increased cyber-attacks.
The COVID-19 pandemic has had and could continue to have an adverse effect on our business and results of operations.
Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the outbreak of a novel strain of coronavirus and its mutations (“COVID-19”). The COVID-19 pandemic has negatively impacted the global economy in 2020-2022 and created significant volatility and disruption to supply-chains and financial markets.
The COVID-19 pandemic infection rate remains high in certain parts of the world. The pandemic could adversely impact our operations in a number of ways, including the temporary suspension of production at our customers’ and our own manufacturing facilities particularly in China, disruptions to our supply chain and to our capital projects, restrictions on the ability of many of our employees to work at optimal efficiency due to governmental mandated lock-down obligations and other restrictions. More recently, the elimination of the “Zero-COVID” policy in China has led to a dramatic increase of COVID-19 infections in China and has impacted the Chinese economy. If we experience operational or supply chain disruptions, or such disruptions are exacerbated or prolonged in the future, our business, results of operations and liquidity may be adversely impacted. In particular, the inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays in delivery to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we are able to find alternate sources for our supply needs, they may cost more, which could adversely impact our profitability and financial condition.
The foregoing and other continued disruptions to our business as a result of COVID-19 had, and may continue to have, an adverse effect on our business, financial condition and results of operations. The extent of continued impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 outbreak, which is highly uncertain and cannot be predicted at this time. The COVID-19 pandemic may also exacerbate other risks described in this Item 1A. Risk Factors section.
Legal and Regulatory Risks
Our operations are subject to environmental, health and safety laws and regulations. We have been and may in the future be subject to investigations by regulatory authorities in respect of alleged violations and may incur significant costs to maintain compliance with, and to address liabilities under, these laws and regulations and respective litigation and proceedings.
We are subject to extensive supranational, domestic, foreign, federal, state and local laws and regulations governing environmental protection and occupational health and safety, all of which may be subject to change in the future. The raw material procurement, as well as the production and processing of carbon black and its byproducts involve the handling, transportation, manufacture, use and disposal of substances or components that may pose environmental risks or be considered toxic, hazardous or carcinogenic under applicable laws. We are also required to obtain permits or other approvals from various regulatory authorities for our operations, which may be required for matters including air emissions as well as wastewater and storm water discharge, storage, handling and disposal of hazardous substances, remediation of soil or buildings and the operation, maintenance and closure of landfills. If we contaminate the environment, violate or are found to have violated or otherwise fail to comply with laws, regulations or permits or other approvals, or fail to receive the timely renewal of and due application for required permits, we may have to limit production, incur fines and civil or criminal sanctions, be required to undertake significant capital expenditures to achieve compliance, or be subject to other obligations by one or more regulatory authorities. Certain environmental laws and regulations could also impose strict liability, meaning the Company could be forced to assume liability for environmental damage caused by a party other than the Company, even in circumstances where the Company’s actions were lawful.
If environmental harm to soil, groundwater, surface water or natural resources is found to have occurred as a result of our current or historical (prior to the existence of the Company) operations, we may be required to incur significant remediation costs at our current or former production facilities, or at third-party sites and for storage facilities. Many of the facilities and third party storage facilities we utilize have a long history of operation, which might in the future incur environmental compliance and remediation costs due to past spills, contamination, chemical storage, wastewater treatment and waste disposal practices and other activities depending on present and developing laws. For instance, some of our facilities have onsite landfills that have been open for a number of years; we may incur significant costs when these landfills are closed in accordance with applicable laws and regulations. Under certain laws and regulations, the obligations to investigate and remediate contamination at a facility or site may be imposed on current and former owners or operators who disposed of waste on–site. Liability under such laws and regulations may be without regard to fault or to the legality of the activities giving rise to the contamination. As a result, we may incur liabilities for contamination or wastes, including hazardous wastes, generated by our

Orion Engineered Carbons S.A
operations and disposed of onsite or at offsite locations, even if we were not responsible at the time the waste was disposed or the contamination occurred. Further, we may also incur additional closure and cleanup costs in connection with the closure of plants or separate feedstock storage sites, including costs relating to decommissioning of equipment, decontamination and clean-up, asbestos removal and relocation or closure of operating equipment such as storage tanks, wastewater treatment systems, ponds and landfills.
Our operations inherently create significant hazards when storing carbon black oil, converting carbon black oil to carbon black and packaging and storing of carbon black and shipping the products to our customers. These hazards and risks include fires, explosions, spills, discharges and other releases, any of which could impact the environment, neighboring community and our employees, which could result in, environmental pollution, personal injury or wrongful death claims, damage to our & neighboring properties and reputational harm. In these cases, authorities could impose fines, and the Company could be required to rectify any damage which occurs in or outside of our fence lines.
Environmental and safety regulations are subject to frequent change, as are the priorities of those who enforce them, and we could incur substantial costs to comply with current or future laws and regulations. The trend in environmental regulation is to impose increasingly stringent restrictions on activities that may affect the environment. Such future regulations may include legislation designed to reduce emissions of GHG, SO2, NOx, particulate matter and other air pollutants. For instance, the European Union has enacted GHG legislation and continues to expand the scope of such legislation. The EPA has promulgated regulations applicable to operations involving GHG above certain thresholds, and the United States and certain states within the United States have enacted, or are considering, limitations on GHG emissions. Any new or amended environmental laws and regulations may result in costly measures for matters subject to regulation, including but not limited to more stringent limits or control requirements for our air emissions; new or increased compliance obligations relating to emission of GHG, SO2, NOx, and particulate matter; any impact our operations could have on the environment or surrounding community; which, in each case, could have a material adverse effect on our operations and financial condition. We may be unable to offset these impacts or costs with price increases, productivity improvements, or cost-reduction efforts. Any success we do have in offsetting these impacts or costs will depend on competitive and economic conditions that are inherently variable.
Compliance with future more stringent environmental laws and regulations may result in significantly increased capital expenditures related to prevention and remediation. Our business and financial conditions may be impacted if we are unable to finance these increasing compliance costs. Regardless, we may be required to incur non-capital expenditure costs to satisfy climate change and other environmental obligations imposed on us by the various regulations.
Certain national and international health organizations have classified carbon black as a possible or suspect human carcinogen. To the extent that, in the future, (i) these organizations re-classify carbon black as a known or confirmed carcinogen, (ii) other organizations or government authorities in other jurisdictions classify carbon black or any of our other finished products, raw materials or intermediates as suspected or known carcinogens or (iii) there is discovery of adverse health effects attributable to the production or use of carbon black or any of our other finished products, raw materials or intermediates, we could be required to incur significantly higher costs to comply with environmental, health and safety laws, or to comply with restrictions on sales of our products, our reputation and business could be adversely affected, and we could become the subject of litigation or enforcement actions. In addition, chemicals that are currently classified as harmless may be classified as dangerous in the future, and our products may have characteristics that are not recognized today but may be found in the future to be carcinogenic or otherwise impair human health. See “Item 1. Business, Environmental, Health and Safety Matters.”
Regulations requiring a reduction of or that impose additional taxes or fees on greenhouse gas emissions could adversely affect our business, financial condition, results of operations and cash flows, and an increased awareness as well as adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation.
Significant volumes of CO2, a GHG, are emitted in carbon black manufacturing processes. Over the past few decades, the relationship between GHGs and global climate change have resulted in increased levels of scrutiny from regulators, investors and the public alike, and have led to proposed and enacted regulations on both national and supranational levels, to monitor, regulate, control and tax emissions of CO2 and other GHGs. Investors and other financial institutions are also focused on sustainability and climate change as it relates to their investment and financing decisions. Increased awareness in the investment community and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation.
The international community continues to negotiate a binding treaty that would require reductions in GHG emissions by developed countries. In addition, a number of further measures addressing GHG emissions may be implemented, such as a successor international agreement, if any, to the Kyoto Protocol and the EU’s proposal to consider raising its commitment to reduce carbon emissions to at least 55% below 1990 levels by 2030. The United Nations Conference on Climate Change in December 2015 led to the creation of the Paris Agreement and encourages countries to continuously review and improve their GHG emission reduction goals. While signing the Paris Agreement does not legally bind countries to reduce GHG emissions, countries that participate may respond by enacting legislation or regulations in order to progress in lowering GHG emissions. In the United States, Congress has from time to time considered legislation to reduce emissions of GHGs, but no comprehensive legislation has been enacted to date, and significant uncertainty currently exists as to how any such GHG legislation or regulations would impact large stationary sources, such as our facilities in Belpre (Ohio), Borger (Texas), Orange (Texas) or Ivanhoe (Louisiana), and what costs or operational changes these regulations may require in the future. Some U.S. states have taken legal measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional or state GHG cap-and-trade programs. South Africa, where we have an operating plant, has adopted a CO2 tax regime. There are also

Orion Engineered Carbons S.A
ongoing discussions and regulatory initiatives in other countries, including in Brazil where we have production facilities, regarding GHG emission reduction programs, but those programs have not yet been defined. There is no assurance that, in the future, the current level of regulation will continue in the jurisdictions where we operate. In addition, several countries, spanning across Europe, the Middle East, Africa, South America and the Asia-Pacific region, are currently evaluating further and more restrictive regulations to reduce GHG emissions and to implement stricter environmental regulations generally.
Compliance with current or future GHG regulations governing our operations may result in significantly increased capital and operating expenditures for measures such as the installation of more environmentally efficient technology or the purchase of allowances to emit GHGs. We may need to purchase emission rights to cover the shortfall where emissions exceed the quantity of allowances (EU and South Korean ETS), which may cause a material financial impact. Examples of such expenditures may include, but are not limited to, becoming subject to carbon and GHG emission trading requirements under which we may be required to purchase carbon credits and other offsets aimed at reducing our ecological footprint if our emission levels exceed our allocations. Costs of complying with regulations could increase, as concerns related to greenhouse gases and climate change continue to emerge. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts. Such price increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. While their potential effect on our manufacturing operations or financial results cannot be estimated, they could be substantial. There is no way to predict the form that future regulations may take or to estimate any costs that we may be required to incur with respect to these or any other future requirements. In addition to the increased expenditures outlined above, such requirements could also adversely affect our energy supply, or the costs (and types) of raw materials we use, and ultimately may directly or indirectly restrict our operations or reduce demand for our products. The realization of any or all of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1. Business, Environmental, Health and Safety Matters.”
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
In the European Union, in 2022 the European Commission finalized the process on the revision of the nanomaterial definition. With its updated recommendation on June 10, 2022 of the definition of nanomaterial (2022/C 220/01), the status for carbon black remains unchanged in comparison to the previous version (2011/696/EU). The majority of carbon black grades are defined as a nanomaterial. Furthermore, the International Organization for Standardization (“ISO”) developed the ISO TC 229 “Nanotechnologies,” which considers carbon black a “nano-structured material.” The industry is not yet generally affected by these definitions. However, certain regulations regarding cosmetics applications or articles which are intended for food contact have already been implemented, and other regulations are being discussed which may affect the use of carbon black in the future. This development may significantly affect our business in a manner we cannot predict, including by increasing the costs of doing business or decreasing the marketability of our products.
Our operations have the potential to cause environmental and other damage as well as personal injury.
The operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and processing of carbon black and other chemicals involves the storage, handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our manufacturing processes and the storage and transportation of chemical products entail risks such as leaks, fires, explosions, toxic releases or mechanical failures. If operational risks materialize, they could result in injury or loss of life, damage to the environment or damage to property. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may result in loss of production, which in turn, may make it difficult for us to meet customer needs. Accordingly, these hazards and their consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.
The European Union REACH legislation or similar legislation in other countries may affect our ability to manufacture and sell certain products.
In December 2006, the EU signed the REACH (Registration, Evaluation, Authorization and Restriction of Chemicals) legislation. This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in their products through a substance registration process. We have registered under REACH, which is a functional prerequisite to the continued sale of our products in the EU markets. REACH presents a risk to the continued sale of our products in the EU should our existing classification registration no longer apply as a result of changes in the interpretation of REACH by the authorities, changes in our product

Orion Engineered Carbons S.A
mix or purity, or if the EU seeks to ban or materially restrict the production or importation of the chemical substances used in our products. In March 2016, the European Chemical Agency (ECHA) announced a carbon black substance evaluation, and carbon black was included in the Community Rolling Action Plan (CoRAP). CoRAP listed substances have been prioritized for substance evaluation. The reasons for including carbon black in CoRAP are carbon black being suspected of posing a risk to human health (carcinogenic, suspected reproduction toxicant), exposure of workers, exposure of sensitive populations and a high (aggregated) tonnage and use potential. The evaluation, which will be conducted by ANSES (the French Agency for Food, Environmental and Occupational Health & Safety), has been postponed several times and is now scheduled to start in 2025 under the draft CoRAP, which is likely to be adopted in 2023 March. The outcome of the evaluation will be of significant importance for the carbon black industry.
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
Currently, eight of our manufacturing sites, including one jointly owned production facility, have some form of co-generation transforming waste heat from combusting exhaust gas, the main by-product of the carbon black production process, into electricity, steam or hot water. Some of this co-generated energy is self-consumed, and the excess may be sold to third parties. Our ability to benefit from co-generation, and in particular our ability to sell it to third parties, may be limited due to general market conditions or regulatory changes, which may adversely affect our business, results of operations and cash flows.
In December 2013, the European Commission opened an in-depth investigation into certain exemptions from an energy surcharge granted under the German Renewable Energies Act (Erneuerbare-Energien-Gesetz or “EEG”). Under the EEG, energy intensive industries are exempted to a large extent from the energy surcharge that aims to balance above-market payments for green energy. Another exemption exists for the consumption of self-generated electricity. The German legislature amended the national regulations of the EEG in August 2014. Under these regulations, the exemption regarding self-consumption (Eigenverbrauch) of self-produced electricity is grandfathered for power plants that were installed before August 1, 2014. Our German production facilities are exempted from the energy surcharge under the current law to the extent that we consume our self-produced energy. However, a potential loss of this benefit due to a future change in legislation or a change in the material setup of any of our plants may adversely affect our business, results of operations and cash flows.
Litigation or legal proceedings could expose us to significant liabilities and thus adversely affect our business, financial condition, results of operations and cash flows.
From time to time, we may be involved in various claims and lawsuits arising in the ordinary course of our business. In particular, certain asbestos related claims have been filed with respect to time periods when previous owners were in control of our business. Some matters involve claims for damage payments as well as other relief. Additional claims by (former) employees or contractors based on alleged past exposure to asbestos or other substances with negative health effects may be received in the future.
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
Because many of our products provide critical performance attributes to our customers’ applications and products, the sale of these products involves a risk of product liability claims against us, including claims arising in connection with the use of, or exposure to, our products. Our products have widespread end-uses in a variety of consumer industries. A successful product liability claim, or series of claims, arising out of these various uses that results in liabilities in excess of our insurance coverage or for which we are not indemnified by a third party or have not otherwise provided for could have a material adverse effect on our business, financial condition, results of operations and cash flows. In particular, we could be required to increase our debt or divert resources from other investments in our business in order to discharge any such liabilities.

Orion Engineered Carbons S.A
We may not be able to protect our intellectual property rights successfully.
Our intellectual property rights are important to our success and competitive position. We own various patents and other intellectual property rights, and have licenses to use intellectual property rights covering some of our products as well as certain processes and product uses. We often choose not to seek to patent a production method or product in order to avoid disclosure of business specific know-how. In addition to patents, a significant part of our intellectual property are our trade secrets, general know-how and experience regarding manufacturing technology, plant operation and quality management, which third parties, including our competitors, may develop independently without violating our trade secret rights. We make careful assessments with respect to production process improvements and decide whether to apply for patents or retain and protect them as trade secrets. In some of the countries in which we operate or sell products, such as China, the laws protecting patent holders are scoped or interpreted differently than in the U.S., the EU and certain other regions. When we file a patent application, it is usually filed for all countries with active competition, where we have existing customers. Nonetheless, because the laws and enforcement mechanisms in some countries may not be as effective as in others, and because our intellectual property rights may, if asserted, ultimately be found to be invalid or unenforceable, we may not be able to protect all of our intellectual property rights successfully. Insufficient protection of intellectual property may limit our ability to make use of technological advantages or result in a reduction of future profits. This may cause competitive restrictions and may have an adverse effect on our business, financial condition, results of operations and cash flows.
We may also be subject to claims that our products, processes or product uses infringe or misappropriate the intellectual property rights of others. These claims, even if without merit, can be expensive and time consuming to defend or litigate. If we were to suffer an adverse ruling, we could be subject to injunctions, obligated to pay damages or enter into licensing agreements requiring royalty payments and use restrictions, all of which could adversely affect our business, financial condition, results of operations and cash flows. In addition, licensing agreements may not be available to us, and, if available, may not be available to us on acceptable terms.
In connection with the separation of our business from Evonik, completed on July 29, 2011 (the “Acquisition”), Evonik assigned to us intellectual property that was exclusively used in its carbon black business as well as certain intellectual property rights that are still in use in Evonik’s retained business. Also, Evonik retained ownership of certain intellectual property that is not material to us. Evonik has granted us a non-exclusive license to use such retained intellectual property in the field of carbon black. In addition, we have granted back to Evonik licenses relating to some of our intellectual property rights to use such intellectual property in all fields outside the field of carbon black, which licenses are exclusive, subject to certain exceptions in areas adjacent to carbon black. Accordingly, we may be restricted in leveraging the intellectual property that we use on the basis of a license from Evonik or the intellectual property that is subject to the grant-back licenses to expand our business into fields outside of carbon black.
Risks Related to Indebtedness, Currency Exposure and Other Financial Matters
Our financial leverage may make it difficult for us to service that debt and operate our businesses.
We are leveraged with recurring debt service obligations and expect to continue to have comparable leverage for the foreseeable future. We may also incur more debt in the future. This may have negative consequences for our business and investors, including requiring that a substantial portion of the cash flows from our operations be dedicated to debt service obligations; reducing the availability of cash flows to fund internal growth through working capital, capital expenditures, other general corporate purposes and payments of dividends; increasing our vulnerability to economic downturns generally or in our industry; exposing us to interest rate increases on our existing indebtedness and indebtedness that we may incur in the future; placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flows; limiting our flexibility in planning for or reacting to changes in our business and our industry; restricting us from pursuing strategic acquisitions or exploiting certain business opportunities; and limiting, among other things, our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity financing, restructure or refinance all or a portion of our debt on or before maturity or reduce or cease paying our dividend. In the worst-case scenario, an actual or impending inability to pay debts as they become due and payable could result in our insolvency or an insolvency of one or more of our subsidiaries.
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

Orion Engineered Carbons S.A
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
A deterioration of our financial position or a downgrade of our credit ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships as well as on the payments and other terms agreeable with customers, suppliers and hedging counterparties. We currently do and may in the future enter into various forms of hedging arrangements against currency and exchange, interest rate, raw material and energy and oil price fluctuations. Financial strength and credit ratings are important to the availability and pricing of these hedging activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more difficult or costly for us to engage in these activities in the future.
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
We are exposed to market risks relating to fluctuations in foreign currency exchange and interest rates. Our results of operations have in the past been affected and may in the future be affected by both the transaction effects and the translation effects of foreign currency exchange rate fluctuations. We are exposed to currency fluctuation when we convert currencies that we may receive for our products into currencies required to pay our debt, or into currencies in which we purchase raw materials, meet our fixed costs or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. Fluctuations in currency exchange rates could require us to reduce our prices to remain competitive in foreign markets. In each case, the relevant income or expense is reported in the relevant local currency and translated into U.S. Dollar at the applicable currency exchange rate for inclusion in our consolidated financial statements. Therefore, our financial results in any given period are materially affected by fluctuations in the value of the U.S. Dollar relative to other currencies, in particular the Euro, the Korean Won and Chinese Renminbi. In addition, certain of our outstanding debt obligations are denominated, pay interest in and must be repaid in Euro (and certain of our future debt obligations may be denominated in Euro), and therefore expose us to additional exchange rate risks. An appreciation of the Euro would make our financing under Euro-denominated instruments more expensive. We are also exposed to adverse changes in interest rates. We manage our foreign exchange risk through normal operating and financing activities and, when deemed appropriate, through the selective use of derivative transactions, the effectiveness of which is dependent, in part, upon the counterparties to these contracts honoring their financial obligations to us. We cannot be certain that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations, and our financial results could be adversely affected.
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

Orion Engineered Carbons S.A
We may be required to impair or write off certain assets if our assumptions about future sales and profitability prove incorrect.
In analyzing the value of our inventory, property, plant and equipment, investments and intangible assets, we have made assumptions about future sales (prices and volume), costs and cash generation. These assumptions are based on management’s best estimates, and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded, which could lead to an impairment or write-off of certain of these assets which could have a material adverse effect on our business, financial condition and results of operations.
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
Our plants, equipment and other assets are insured for property damage and business interruption risks, and our business as a whole is insured for public and products liability risks, with reputable insurance companies. We believe these insurance policies are generally in accordance with customary industry practices, including deductibles and coverage limits. However, we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts, or all potential losses, including damage to our reputation. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable at a reasonable cost or available only for certain risks. We can provide no assurances that we would be able to obtain replacement insurance on acceptable terms or at all.
We could experience a material adverse effect on our financial condition if the tax authorities were to successfully challenge decisions and assumptions we have made in assessing and complying with our tax obligations.
We make, and have in the past made, numerous decisions and assumptions in assessing and complying with our tax obligations, including in respect of the tax treatment of the separation of our business from Evonik, the Acquisition, assumptions regarding the tax deductibility of certain interest expenses under German tax regulations, the upholding and recognition of our German tax group and the applicability of the regulations to our business as a group headquartered as a Luxembourg company. Many of the tax laws that apply to us, including tax laws that apply to the separation of our business from Evonik and the Acquisition, are complex and often require judgments to be made when the law is unclear or the facts are uncertain. While we believe the decisions we have made and the assumptions and practices we have applied are reasonable and accurate, we cannot guarantee that these decisions, assumptions and practices will not be questioned or rejected by the tax authorities. In particular, we are subject to tax audits, and could be subject to additional tax audits, for the period in which the Acquisition occurred by tax authorities in multiple jurisdictions worldwide, and in many cases, these audits have not yet begun or have not been completed and could give rise to issues of this kind. If these tax authorities were to successfully challenge such decisions or assumptions, we could be required to pay additional amounts to such authorities to satisfy our tax obligations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In particular, the German tax authorities are conducting their first audit of Orion Engineered Carbons GmbH following the Acquisition. Currently, we are unable to assess when this audit will be completed or the possible outcome of this audit. While currently we do not believe this audit will have a material adverse impact on our financial position, it could raise one or more issues of the kind referenced above.
Significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions, as well as changes in their interpretation, could adversely affect our business, financial condition, results of operations and cash flows.
Our future tax rates may be adversely affected by a number of factors, including the enactment of new tax legislation, other changes in tax laws or the interpretation of such tax laws, changes in the estimated realization of our net deferred tax assets (arising, among other things, from tax loss carry forwards and the acquisition of the carbon black business line from Evonik), the jurisdictions in which profits are determined to be earned and taxed, adjustments to estimated taxes upon finalization of various tax returns, increases in expenses that are not deductible for tax purposes, including write-offs of acquired in process R&D and impairment of goodwill in connection with acquisitions, changes in available tax credits and additional tax or interest payments resulting from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from period to period. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions, as well as changes in their interpretation, could increase our tax rates and adversely affect our financial results in those periods.
Additionally, during periods of high profitability in certain industries, there are often calls for increased taxes or surcharges on incremental revenues or profits, often called “windfall profit” taxes. Governments in various jurisdictions including Italy and the United Kingdom have

Orion Engineered Carbons S.A
imposed or increased such taxes in the past, including during 2022 for certain companies operating in the energy and oil and gas sector. Such taxes may be imposed or increased in the future in these or other jurisdictions in which we have operations or in which we are subject to taxation. The imposition of, or increase to, such windfall profit taxes could adversely affect our financial results.
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
We are organized under the laws of Luxembourg and the majority of our assets are located outside the U.S. Furthermore, some of the members of our Board of Directors and officers reside outside the U.S., and a substantial portion of their assets are located outside the U.S. Investors may not be able to effect service of process within the U.S. upon us or these persons or to enforce judgments obtained against us or these persons in U.S. courts. Likewise, it may also be difficult for an investor to enforce in U.S. courts judgments obtained against us or these persons in courts located in jurisdictions outside the U.S., including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Awards of punitive damages in actions brought in the U.S. or elsewhere are generally not enforceable in Luxembourg.
As there is no direct treaty in force on the reciprocal recognition and enforcement of judgments in civil and commercial matters between the U.S. and Luxembourg, courts in Luxembourg will not automatically recognize and enforce a final judgment rendered by a U.S. court. The enforceability in Luxembourg courts of judgments rendered by U.S. courts will be subject to the procedure and the conditions set forth in the Luxembourg procedural code.
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
We are subject to Luxembourg insolvency and bankruptcy laws. Should courts in another European country determine that the insolvency and bankruptcy laws of that country apply to us in accordance with and subject to such EU regulations, the courts in that country could have jurisdiction over any insolvency proceedings initiated against us. Insolvency and bankruptcy laws in Luxembourg or the relevant other European country, if any, may offer our shareholders less protection than they would have under U.S. insolvency and bankruptcy laws and make it more difficult for them to recover the amount they could expect to recover in a liquidation under U.S. insolvency and bankruptcy laws.

Orion Engineered Carbons S.A
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Production Facilities
We currently operate 14 wholly owned production facilities in Europe, North and South America, South Africa and Asia, including Huaibei, China (to begin commercial production in 2023), and one jointly-owned production facility at Dortmund, Germany. Most of our production facilities are ISO 9001, Quality Management and ISO 14001, Environmental Management certified.
The map provides an overview of the geographical footprint of our production network as of December 31, 2022:

ORION ENGINEERED CARBONS

Focused. Innovative. Responsive.

13
12
11
10
9
14
15
16
4
5
6
1
2
3
7
8
17
18
19
20
21
22
23
24
Plants
Technical Center
Administration/HQ

The Americas

1 **Borger**, TX, USA
2 **Houston**, TX, USA (Principal Executive Office + Regional HQ)
3 **Orange**, TX, USA
4 **Carlstadt**, NJ, USA
5 **Belpre**, OH, USA
6 **Ivanhoe** (New Iberia), LA, USA
7 **Paulínia**, Brazil
8 **São Paulo**, Brazil

Europe/Middle East/Africa

9 **Berre l'Etang**, France
10 **Frankfurt**, Germany (Regional HQ)
11 **Luxembourg**
12 **Cologne**, Germany
13 **Dortmund**, Germany
14 **Malmoe,** Sweden
15 **Jasło**, Poland
16 **Ravenna**, Italy
17 **Gqeberha** (Port Elizabeth), South Africa

Asia Pacific

18 **Seoul**, South Korea
19 **Yeosu**, South Korea
20 **Tokyo,** Japan
21 **Qingdao**, China
22 **Huaibei**, China
23 **Shanghai**, China (Regional HQ)
24 **Singapore**, Singapore

Item 3. Legal Proceedings
We have been and expect to become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as product related claims, liability claims, employment related claims and asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. With respect to our settlement of the EPA’s enforcement initiative and the settled arbitration proceedings with Evonik related to respectively limited indemnities please see Item 8. Financial Statements and Supplementary Data, Note Q. Commitments and Contingencies. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these current or future matters or their effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

Orion Engineered Carbons S.A
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OEC”.
As of February 17, 2023, there were approximately 11 record holders of our common stock, i.e. stockholders directly registered under their name in the Company’s physical share ledger in Luxembourg.
During the fiscal year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act.
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our Board. See “Stock Repurchase Program” below.
The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Proxy Statement (as defined in Item 10 below) under the heading “Equity Compensation Plan Information at December 31, 2022.”
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
Stock Repurchase Program
On November 3, 2022, our Board of Directors, in line with the respective authorization of the shareholders, resolved in the Company’s annual general meeting of shareholders dated June 30, 2022, approved a stock repurchase program with the authorization to management to purchase up to $50 million of its outstanding common stock. Our stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Exchange Act. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, the thresholds contained in the above referred shareholder authorization by the Board of Directors, may be restricted by payment capacity under our debt instruments and other factors. The authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of common stock.
We started the purchase of equity securities in December of 2022 which were as follows:

Period	Total number of stock purchased	Average price paid per stock	Total dollar value of stocks purchased as part of publicly announced plans ($ in millions)	Maximum approximate dollar value of stocks yet be purchased ($ in millions)
December 1 — 31, 2022	244,032	$17.61	$4.3	$45.7

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
The graph below shows the relative investment performance of Orion Engineered Carbons S.A.'s common stock, the S&P Smallcap 600 Index and S&P Small Cap Chemicals Index since December 31, 2017. The graph assumes that $100 was invested on December 31, 2017 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Orion Engineered Carbons S.A.
S&P Smallcap 600
S&P Small Cap Chemicals

	2017	2018	2019	2020	2021	2022

Orion Engineered Carbons S.A.	$100.00	$101.51	$80.77	$73.01	$78.21	$76.34
S&P Smallcap 600	100.00	91.52	112.37	125.05	158.59	133.06
S&P Small Cap Chemicals Index	100.00	84.93	98.59	116.93	146.59	125.45

Item 6. Reserved

Orion Engineered Carbons S.A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2022 and 2021, and should be read in conjunction with the information included under Item 1. Business and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and in U.S. Dollars.
This section discusses year-to-year comparisons between 2022 and 2021, except as noted below. For discussions on year-to-year comparison between 2021 and 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report in Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on February 17, 2022 (the “Prior Annual Report”). As described under “Reconciliation of Non-GAAP Financial Measures” below, we implemented certain changes to our financial reporting structure during the fourth quarter of 2022, including the use of new non-GAAP measures (Gross profit per ton) to evaluate our performance, which measures are not discussed in the Prior Annual Report. Accordingly, this section also includes a discussion of year-to-year comparisons of these measures for 2022 compared to 2021, and for 2021 compared to 2020.
Overview
In 2022, our net sales were $2,030.9 million, sales volume was 962.9 kmt, net income was $106.2 million, and Adjusted EBITDA was $312.3 million.
•Specialty Carbon Black Segment—Adjusted EBITDA was $143.9 million, and the Adjusted EBITDA Margin was 21.3%. This segment accounted for 33.3% of our total revenue, 46.1% of total Adjusted EBITDA and 23.3% of our total volume in kmt in 2022.
•Rubber Carbon Black Segment—Adjusted EBITDA was $168.4 million, and Adjusted EBITDA Margin was 12.4%. This segment accounted for 66.7% of our total revenue, 53.9% of total Adjusted EBITDA and 76.7% of our total volume in kmt in 2022.
Key Factors Affecting Our Results of Operations
We believe certain factors had, and will continue to have, a material effect on our results of operations and financial condition. As many of these factors are beyond our control and certain of these factors have historically been volatile, past performance will not necessarily be indicative of future performance, and it is difficult to predict future performance with any degree of certainty. In addition, important factors that could cause our actual results of operations or financial conditions to differ materially from those expressed or implied below, include, but are not limited to, factors indicated under “Item 1A. Risk Factors” and “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” elsewhere in this Annual Report.
Recent Developments and Certain Known Trends
General Economic Conditions, Cyclicality and Seasonality
Our 2022 operating results reflect strong demand for Rubber Carbon Black compared to our 2021 fiscal year. However, this was partly offset by lower demand for our Specialty Carbon Black in 2022 compared with our 2021 fiscal year. Operating results were driven by a favorable product mix in both segments and Rubber segment volume growth, as well as our ability to adjust sales prices to conform to energy prices, raw material costs and cost of utilities, to deliver products that drive enhanced performance in customers’ applications, and to increase global and regional capacity utilization. Our ability to generate a financial return on our Rubber Carbon Black business, investments in debottlenecking, yield improvement technologies, etc., including U.S. Environmental Protection Agency (“EPA”) related projects, contributed to improved operating results.
In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. Currently, the conflict has impacted exports of Russian crude oil and natural gas. The volatility, trading volumes, and prices in global crude oil and natural gas are expected to continue indefinitely. The extent or length of any adverse effects of the war in Ukraine on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify. We are monitoring the stability of the natural gas supply in Europe though there is less concern this winter as many businesses and households have reduced consumption. The European Union (“EU”) has proposed a voluntary gas demand reduction target of 15% to be achieved between August 1, 2022 and March 31, 2023. To reach that target, Member States were encouraged to decrease gas consumption by the public sector and businesses, as well as households.
We have identified investments and operational changes which we believe would allow us to achieve between 35% and 40% reduction in natural gas without significantly affecting our production levels.
Reconciliation of Non-GAAP Financial Measures
We present certain financial measures that are not prepared in accordance with GAAP or the accounting standards of any other jurisdiction and may not be comparable to other similarly titled measures of other companies. For a reconciliation of these non-GAAP financial measures to their nearest comparable GAAP measures, see section Reconciliation of Non-GAAP Financial Measures below.

Orion Engineered Carbons S.A

These non-GAAP measures include, but are not limited to, Gross profit per metric ton, Adjusted EBITDA, Net Working Capital, Capital Expenditures and Segment Adjusted EBITDA Margin (in percentage).
We define:
•Gross profit per metric ton—Gross profit divided by volume measured in metric tons.
•Adjusted EBITDA—Income from operations before depreciation and amortization, share-based compensation, and non-recurring items (such as, restructuring expenses, consulting fees related to Company strategy, legal settlement gain, etc.) plus Earnings in affiliated companies, net of tax.
•Net Working Capital—Inventories, net plus Accounts receivable, net minus Accounts payable.
•Capital Expenditures—Cash paid for the acquisition of property, plant and equipment.
•Segment Adjusted EBITDA Margin (in percentage)—Segment Adjusted EBITDA divided by segment revenue.
Adjusted EBITDA is used by our chief operating decision maker (“CODM”) to evaluate our operating performance and to make decisions regarding allocation of capital, because it excludes the effects of items that have less bearing on the performance of our underlying core business. We use this measure, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing our business. We believe these measures are useful measures of financial performance in addition to Net income, Income from operations and other profitability measures under GAAP, because they facilitate operating performance comparisons from period to period. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization, historic cost and age of assets, financing and capital structures and taxation positions or regimes, we believe that Adjusted EBITDA provides a useful additional basis for evaluating and comparing the current performance of the underlying operations. In addition, we believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business.
However, other companies and analysts may calculate non-GAAP financial measures differently, so making comparisons among companies on this basis should be done carefully. Non-GAAP measures are not performance measures under GAAP and should not be considered in isolation or construed as substitutes for Net sales, Net income, Income from operations, Gross profit and other GAAP measures as an indicator of our operations in accordance with GAAP.
Reconciliation of Non-GAAP Financial Measures
Gross profit per metric ton (A Non-GAAP Financial Measure)
In the fourth quarter of 2022, we implemented certain changes to our financial reporting structure. We now use Gross profit and Gross profit per metric ton to evaluate our performance instead of Contribution margin and Contribution margin per metric ton. This change had no impact on our historical Consolidated Financial Statements or the Footnotes to the Consolidated Financial Statements. This change was made because we believe Gross profit and Gross profit per metric ton better reflect the overall operation of our business.
Reconciliation of Gross profit per metric ton is as follows:

	Year Ended December 31,			Year-Over-Year
	2022	2021	2020	Delta
				2022 vs. 2021		2021 vs 2020
	(In millions, except per ton data and percentage)
Net sales	$2,030.9	$1,546.8	$1,136.4	$484.1	31.3%	$410.4	36.1%
Cost of sales	(1,582.1)	(1,160.2)	(844.1)	(421.9)	36.4%	(316.1)	37.4%
Gross profit	$448.8	$386.6	$292.3	$62.2	16.1%	$94.3	32.3%
Volume (in kmt)	962.9	964.3	866.8	(1.4)	(0.1)%	97.5	11.2%
Gross profit per metric ton	$466.1	$400.9	$337.3	$65.2	16.3%	63.6	18.9%

Orion Engineered Carbons S.A

Reconciliation of Net income to Adjusted EBITDA (A Non-GAAP financial Measure)
Reconciliation of Net income to Adjusted EBITDA is as follows:

	Year Ended December 31,		Year-Over-Year
	2022	2021	Delta
	(In millions)			%
Net income	$106.2	$134.7	$(28.5)	(21.2)%
Add back Income tax expense	51.5	51.7	(0.2)	(0.4)%
Add back Earnings in affiliated companies, net of tax	(0.5)	(0.7)	0.2	(28.6)%
Income before earnings in affiliated companies and income taxes	157.2	185.7	(28.5)	(15.3)%
Add back Interest and other financial expense, net	39.9	38.0	1.9	5.0%
Add back Reclassification of actuarial losses from AOCI	—	4.8	(4.8)	(100.0)%
Income from operations	197.1	228.5	(31.4)	(13.7)%
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	105.7	104.1	1.6	1.5%
EBITDA	302.8	332.6	(29.8)	(9.0)%
Earnings in affiliated companies, net of tax	0.5	0.7	(0.2)	(28.6)%
Gain related to litigation settlement	—	(82.9)	82.9	(100.0)%
Long term incentive plan	7.7	5.2	2.5	48.1%
EPA-related expenses	—	2.3	(2.3)	(100.0)%
Environmental reserve accrual	(0.4)	7.2	(7.6)	(105.6)%
Other adjustments	1.7	3.3	(1.6)	(48.5)%
Adjusted EBITDA	$312.3	$268.4	$43.9	16.4%
Specialty Carbon Black Adjusted EBITDA	$143.9	$148.4	$(4.5)	(3.0)%
Rubber Carbon Black Adjusted EBITDA	$168.4	$120.0	$48.4	40.3%

Orion Engineered Carbons S.A

Operating Results
2022 Compared to 2021
Operating results for the periods discussed are as follows:

	Year Ended December 31,		Year-Over-Year
	2022	2021	Delta
	(In millions)			%
Net sales	$2,030.9	$1,546.8	$484.1	31.3%
Cost of sales	1,582.1	1,160.2	421.9	36.4%
Gross profit	448.8	386.6	62.2	16.1%
Selling, general and administrative expenses	227.1	210.4	16.7	7.9%
Research and development costs	21.7	22.0	(0.3)	(1.4)%
Gain related to litigation settlement	—	(82.9)	82.9	(100.0)%
Other expenses, net	2.9	8.6	(5.7)	(66.3)%
Income from operations	197.1	228.5	(31.4)	(13.7)%
Interest and other financial expense, net	39.9	38.0	1.9	5.0%
Reclassification of actuarial losses from AOCI	—	4.8	(4.8)	(100.0)%
Income before earnings in affiliated companies and income taxes	157.2	185.7	(28.5)	(15.3)%
Income tax expense	51.5	51.7	(0.2)	(0.4)%
Earnings in affiliated companies, net of tax	0.5	0.7	(0.2)	(28.6)%
Net income	$106.2	$134.7	$(28.5)	(21.2)%
Net sales
Net sales increased by $484.1 million, or 31.3%, from $1,546.8 million in 2021 to $2,030.9 million in 2022, driven primarily by improved base price, passing through higher feedstock costs, impact of favorable product mix across both segments, plus higher volume in the Rubber Carbon Black segment. Those were partially offset by lower volume in the Specialty Carbon Black segment, and unfavorable foreign currency translation impacted both segments. Increased cogeneration revenue, a by-product, also benefited both segments.
Volumes decreased by 1.4 kmt, or 0.1%, to 962.9 kmt, year-over-year.
Cost of sales
Cost of sales increased by $421.9 million, or 36.4%, from $1,160.2 million in 2021 to $1,582.1 million in 2022, primarily due to higher raw material costs and production-associated costs.
Gross profit
2022 Gross profit increased by $62.2 million or 16.1%, from $386.6 million in 2021 to $448.8 million in 2022, and gross profit per metric ton increased by 16.3% or $65.2 to $466.1.
The increase was primarily driven by improved base price, favorable product mix in both segments and higher volume in the Rubber Carbon Black segment. Those were partially offset by lower volume in the Specialty Carbon Black segment. Higher margins per ton resulted from price increases to recover environmental and reliability-related capital expenditures.
2021 Gross profit increased by $94.3 million or 32.3% from $292.3 million in 2020 to $386.6 million in 2021 and gross profit per metric ton increased by 18.9% or $63.6 to $400.9.
The increase was primarily driven by passing through of higher feedstock costs, higher sales volume due to sharp global recovery from COVID-19 across all regions and segments, favorable product mix and higher energy sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $16.7 million, or 7.9%, from $210.4 million in 2021 to $227.1 million in 2022 driven primarily by higher freight and personnel costs, partially offset by the impact of foreign currency translation.
Gain related to litigation settlement
During the second quarter of 2021, Evonik agreed to make a one-time cash payment of €66.55 million ($79.5 million) to settle a dispute which originated from the acquisition of the carbon black business by Rhône Capital and Triton Partners in 2011. The 2011 acquisition

Orion Engineered Carbons S.A

agreement provided for a partial indemnity from Evonik against various exposures, including capital investments, fines and costs arising in connection with U.S. Clean Air Act violations that occurred prior to the closing of the 2011 acquisition (i.e., under Evonik’s control). In addition, we released $3.4 million of net legal reserves related to this dispute. This was not repeated in 2022.
Income tax expense
Income tax expense was $51.5 million and $51.7 million in 2022 and 2021, respectively.
The 2022 effective income tax rate was 32.7% compared with 27.7% in 2021. The increase in the effective tax rate was mainly due to change in valuation allowance and tax rate differences. Those were partially offset by the effects of earnings in various countries with lower statutory tax rates and tax-free income. For details regarding this deviation, see Item 8. Financial Statements and Supplementary Data and Note P. Income Taxes to the audited Consolidated Financial Statements.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased by $43.9 million, or 16.4%, from $268.4 million in 2021 to $312.3 million in 2022. The increase was primarily due to improved base price, impact of favorable product mix across both segments and higher volume in the Rubber Carbon Black segment. Those were partially offset by lower volume in the Specialty Carbon Black segment and the unfavorable impact of foreign currency translation. Increased cogeneration revenue, a by-product, also benefited both segments.
Comprehensive Income

	Year Ended December 31,			Year-Over-Year
	2022	2021	2020	Delta
				2022 vs. 2021	2021 vs 2020
	(In millions)
Comprehensive income	$142.2	$134.9	$3.8	$7.3	$131.1
2022 vs 2021―Comprehensive income increased by $7.3 million, from $134.9 million to $142.2 million, primarily due to:
•$32.5 million related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$9.1 million related to net changes in defined pension and other post-retirement benefits driven by discount rates and higher actual returns.
Those increases were partially offset by
•$28.5 million of lower net income; 2021 net income included gain related to litigation legal settlement not repeated in 2022, and
•$5.8 million of net unfavorable impacts of unrealized changes in foreign currency translation adjustments. Relative to the U.S. dollar, the value of the euro weakened during 2022, resulting in net losses related to unrealized changes in foreign currency translation which are reflected in the Consolidated Statements of Comprehensive Income.
2021 vs 2020―Comprehensive income increased by $131.1 million from $3.8 million to $134.9 million, primarily due to:
•$116.5 million of higher net income; 2021 net income included gain related to litigation legal settlement not included in 2020,
•$6.7 million net favorable impacts of unrealized changes in foreign currency translation adjustments. Relative to the U.S. dollar, the value of the euro increased during 2021, resulting in net gain related to unrealized changes in foreign currency translation which are reflected in the Consolidated Statements of Comprehensive Income,
•$5.3 million of net favorable impacts of financial derivative instruments primarily driven by periodic changes in cross currency and interest rate swaps and
•$2.6 million of net favorable changes in defined pension and other post-retirement benefits.

Orion Engineered Carbons S.A

Segment Discussion
Our business operations are divided into two operating segments—Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as measures of segment performance and profitability. The table below presents our segment results for 2022, and 2021.

	Year Ended December 31,		Year-Over-Year
	2022	2021	Delta
	(In millions, unless otherwise indicated)			%
Specialty Carbon Black
Net sales	$675.4	$598.2	$77.2	12.9%
Cost of sales	(474.7)	(400.6)	(74.1)	18.5%
Gross profit	$200.7	$197.6	$3.1	1.6%
Volume (kmt)(1)	224.3	263.2	(38.9)	(14.8)%
Adjusted EBITDA	$143.9	$148.4	$(4.5)	(3.0)%
Adjusted EBITDA Margin (%)	21.3	24.8	(3.5)	(14.1)%

Rubber Carbon Black
Net sales	$1,355.5	$948.6	$406.9	42.9%
Cost of sales	(1,107.4)	(759.6)	(347.8)	45.8%
Gross profit	$248.1	$189.0	$59.1	31.3%
Volume (kmt)	738.6	701.1	37.5	5.3%
Adjusted EBITDA	$168.4	$120.0	$48.4	40.3%
Adjusted EBITDA Margin (%)	12.4	12.7	(0.3)	(2.4)%
Specialty Carbon Black
2022 Compared to 2021
Net sales of the Specialty Carbon Black segment increased by $77.2 million, or 12.9%, from $598.2 million in 2021 to $675.4 million in 2022. The net sales increase in 2022 was primarily driven by improved base price and favorable product mix, partially offset by lower sales volume and an unfavorable impact of foreign currency translation.
Volume of the Specialty Carbon Black segment decreased by 38.9 kmt, or 14.8%, from 263.2 kmt in 2021 to 224.3 kmt in 2022. The volumes were lower due to customer destocking and lower demand, primarily in polymers, related to the weakening economy.
Gross profit of the Specialty Carbon Black segment increased marginally by $3.1 million, or 1.6%, from $197.6 million in 2021 to $200.7 million in 2022, primarily driven by higher margins and favorable product mix.
Adjusted EBITDA of the Specialty Carbon Black segment decreased by $4.5 million, or 3.0%, from $148.4 million in 2021 to $143.9 million in 2022. Adjusted EBITDA decrease was due to lower volume, impact of unfavorable foreign currency translation and higher selling, general and administrative costs. Those were partially offset by higher profit margins and favorable product mix.
Rubber Carbon Black
2022 Compared to 2021
Net sales of the Rubber Carbon Black segment increased by $406.9 million, or 42.9%, from $948.6 million in 2021 to $1,355.5 million in 2022. The increase was primarily due to improved base price, pass through of feed stock costs, higher volume and favorable product mix, partially offset by the impact of unfavorable foreign currency translation.
Volume of the Rubber Carbon Black segment increased by 37.5 kmt, or 5.3%, from 701.1 kmt in 2021 to 738.6 kmt in 2022. The increase reflects higher demand in Americas and Europe/Middle East/Africa.
Gross profit of the Rubber Carbon Black segment increased by $59.1 million, or 31.3%, from $189.0 million in 2021 to $248.1 million in 2022. The increase in the period was primarily driven by higher profit margins, higher volume and favorable product mix, partially offset by the impact of unfavorable foreign currency translation. Higher profit margins resulted from base price increases to recover environmental and reliability-related capital expenditures.
Adjusted EBITDA of the Rubber Carbon Black segment increased by $48.4 million, or 40.3%, from $120.0 million in 2021 to $168.4 million in 2022. The increase was primarily due to pricing, higher volume and product mix, partially offset by the impact of unfavorable foreign currency translation and higher selling, general and administrative costs.

Orion Engineered Carbons S.A

Liquidity and Capital Resources
Historical Cash Flows
The table below presents cash flows derived from our Consolidated Financial Statements.

	Year Ended December 31,
	2022	2021
	(In millions)
Net cash provided by operating activities	$81.0	$145.2
Net cash used in investing activities	(232.8)	(214.7)
Net cash provided by financing activities	149.3	73.3
2022
Operating Activities—Cash provided by operating activities primarily reflected our Net income, adjusted for non-cash items and changes in working capital.
Investing Activities—Cash used by investing activities primarily reflects $165.8 million expenditures for safety, maintenance and growth investments and $67.0 million to install emissions reduction technology to meet the Environmental Protection Agency (“EPA”) requirements in the U.S. See “Note Q. Commitments and Contingencies” to the accompanying Consolidated Financial Statements for further discussion of the Company’s commitments and contingencies relating to the EPA.
Financing Activities—$149.3 million of cash provided by financing activities primarily reflects $91.0 million of net borrowings under our Revolving credit facilities (“RCF”) and ancillary facilities, $47.8 million to partially finance the construction of our Huaibei facility, China, $36.3 million proceeds from Repurchase agreement, and Other short-term debt and obligations, net. Those were partially offset by a $30.2 million reduction in local uncommitted credit lines, scheduled debt repayments, dividend distributions and stock buybacks. See Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements for further information regarding the Company’s indebtedness.
2021
Operating Activities—The cash provided by operating activities primarily reflected our Net income, adjusted for non-cash items, changes in working capital and $82.9 million related to Evonik legal settlement gain.
Investing Activities—Approximately $119.8 million related to capital expenditures comprises a combination of safety, maintenance, sustainability and growth investments. Additionally, approximately $94.9 million was associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements.
Financing Activities—Net cash provided by financing activities is composed primarily of net borrowings under our revolving credit facility of $75.8 million for our working capital. Our financing activity included refinancing of our Term-loan and associated costs. See Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements for further discussion on our Term-loan refinancing.
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured RCF and related ancillary facilities, various uncommitted local credit lines, and, from time to time, term loan borrowings and Accounts receivable factoring.
We believe our anticipated future operating cash flow, the capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our planned capital expenditures, settle our commitments and contingencies, and address our normal anticipated working capital needs for the foreseeable future.
As of December 31, 2022, the Company had liquidity of $292.2 million, including cash and equivalents of $60.8 million, $165.9 million in availability remaining under our revolving credit facility, including ancillary lines, $25.0 million undrawn on the term-loan for Huaibei, China, and $40.5 million under other available credit lines.

Orion Engineered Carbons S.A

Net Working Capital (Non-GAAP Financial Measure)
We define Net Working Capital as the total of Inventories, net and Accounts receivable, net, less Accounts payable. Net Working Capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net Working Capital. The components of Net Working Capital at December 31, are as follows:

	2022	2021
	(In millions)
Inventories, net	$277.9	$229.8
Accounts receivable, net	367.8	288.9
Accounts payable	(184.1)	(195.1)
	$461.6	$323.6
Our Net Working Capital position can vary significantly due to fluctuations in oil prices and receipts of carbon black oil shipments. In general, increases in the cost of raw materials lead to an increase in our Net Working Capital requirements. Our inventories and trade receivables increased primarily due to higher carbon black oil prices and higher Rubber Carbon Back sales volume. These increases are partially offset by related increases in Accounts payable. Due to the quantity of carbon black oil that we typically keep in stock, such increases in Net Working Capital occur gradually over a period of two to three months. Conversely, decreases in the cost of raw materials lead to a decrease in our Net Working Capital requirements over the same period of time.
Our Net Working Capital increased to $461.6 million as of December 31, 2022 compared to $323.6 million as of December 31, 2021. The components of working capital that used or provided cash were as follows:
•Inventories, net—Higher oil prices and an increase in production to meet forecasted demand resulted in increased raw material and finished goods inventory; and
•Accounts receivable, net—Increase was driven by higher sales due to higher product demand and passing through of higher feedstock costs.
Those increases were partially offset by:
•Accounts payable—Decrease in accounts payable was primarily due to timing of payments, partially offset by higher production and higher oil prices.
Capital Requirements
Capital Expenditures—We define Capital Expenditures as cash paid for the Acquisition of property, plant and equipment. We plan to finance our capital expenditures with cash generated by our operating activities and/or utilizing existing debt capacity. We currently do not have any material commitments to make capital expenditures and do not plan to make capital expenditures outside the ordinary course of our business. See “Note Q. Commitments and Contingencies” to the accompanying Consolidated Financial Statements for further details regarding our prior settlement with the EPA.
Debt and Other Obligations—Our gross debt balance as of December 31, 2022 was $919.7 million, an increase of $131.2 million compared to December 31, 2021. Maturities of $3.0 million of term loan debt, due in 2023, excluding net unamortized premiums and discounts, will be paid from current cash balances and cash generated by operations. For more information on Debt, refer to Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements.
Contractual Obligations—We do not have material contractual obligations. We believe other contractual obligations would be met with cash generated by our operating activities and/or utilizing existing debt capacity. For more information on Contractual obligations, refer to “Note Q. Commitments and Contingencies” to the accompanying Consolidated Financial Statements.
Leases—We do not have material short-term lease obligations. We believe lease obligations would be met with cash generated by our operating activities and/or utilizing existing debt capacity. For operating and finance leases, refer to Note G. Leases to the accompanying Consolidated Financial Statements.
Trend Information
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments and Certain Known Trends.

Orion Engineered Carbons S.A

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The policies and estimates discussed below are considered by our management to be critical to an understanding of the Consolidated Financial Statements, because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes included in this Annual Report in Form 10-K.
Use of Estimates—We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) if different estimates and assumptions were used, the results could have a material impact on the Consolidated Financial Statements. Estimates and assumptions are based on information available at the time such estimates and assumptions are made. Adjustments made with respect to the use of these estimates and assumptions often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Consolidated Financial Statements. We evaluate our estimates and the application of our policies on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Inventories—We account for our raw materials, work-in-progress and finished goods inventories using average cost method of accounting. The cost of raw materials, which represents a substantial portion of our operating expenses and energy costs generally follow price trends for crude oil and/or natural gas.
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
We also have the option to proceed directly to the quantitative impairment test. Under the quantitative impairment test, the fair value of each reporting unit, calculated using a discounted cash flow model, is compared to its carrying value including goodwill. The discounted cash flow model inherently utilizes a significant number of estimates and assumptions including operating margins, tax rates, discount rates, capital expenditures and working capital changes. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit.
For 2022 and 2021, we performed a qualitative impairment assessment of our reporting units. Both periods indicated the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required and no goodwill impairment was recognized in 2022 or 2021.
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
Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.
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

Orion Engineered Carbons S.A

losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
We recognize the financial statement benefits with respect to an uncertain income tax position that we have taken or may take on an income tax return when we believe it is more likely than not that the position will be sustained with the tax authorities.
ACCOUNTING AND REPORTING CHANGES
For a discussion of the potential impact of new accounting pronouncements on our Consolidated Financial Statements, see Note B. Recent Accounting Pronouncements to the accompanying Consolidated Financial Statements.
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
The following discussion and analysis only address our market risk and does not address other financial risks that we face in the normal course of business, including credit risk and liquidity risk.
Interest Rate Risk
Interest rate risk management aims to protect consolidated Net income from negative effects from market interest rate fluctuations. Orion is exposed to interest rate risk, which might arise from incurring new liabilities due to higher interest rates. We also have term loans which are variable interest rate instruments, that exposes us to market risk arising from changes in the yield curve. Appropriate hedging instruments are in place to mitigate the exposure arising from increasing interest rates.
The table below shows the sensitivity of our interest expense to changes in the interest rate, after the impact of hedge accounting. It shows the change resulting from a hypothetical fluctuation in the three-month LIBOR of 50 basis points (0.50%) as of December 31, 2022, assuming that all other variables remain unchanged. For example, changes in USD/EUR currency rate would have an impact on our interest exposure and vice versa. Changes in interest rates would also have a related impact on our foreign currency (USD) exposure. The sensitivity analysis assumes that the hypothetical interest rate was valid and that our Revolving credit facility was utilized in the full amount over the course of the entire year.
The effect of this hypothetical change in the interest rate of the variable rate loan on our consolidated Income before earnings in affiliated companies and income taxes ("income before taxes" in this section) for the year ended December 31, 2022 is as follows:

	December 31, 2022
	Increase by 0.50%	Decrease by 0.50%
	In millions
(Increase) decrease in interest expense	$(0.7)	$0.8
Increase (decrease) in total comprehensive income before taxes	0.7	(0.8)

Orion Engineered Carbons S.A

Foreign Currency Risk
A significant portion of our reporting entities use the euro as their functional currency. Our reporting currency is the U.S. dollar. The translation gains or losses that result from the process of translating the euro denominated financial statements to U.S. dollar are deferred in Accumulated other comprehensive income until such time as those entities may be substantially liquidated or sold. Changes in the value of the U.S. dollar relative to the euro can therefore have a significant impact on Comprehensive income.
The table below shows the sensitivity with regard to the effect of a change in the euro/U.S. dollar exchange rate using the outstanding amount and the interest for the U.S. dollar-denominated Term Loan issued by a 100% wholly owned subsidiary whose functional currency is the euro. A fluctuation of the euro/U.S. dollar exchange rate of 10% as of December 31, 2022, with other conditions remaining unchanged, would have the following effect on our Income before earnings in affiliated companies and income taxes:

	December 31, 2022
	Value of the U.S. Dollar in relation to the Euro (1)
	Increase by 10%	Decrease by 10%
	In thousands
FX gain (loss) in financial result	$9.0	$(11.0)
(1) As of December 31, 2022: €1 = $1.0666 (U.S.).
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
We maintain risk management control practices to monitor foreign currency risk attributable to our intercompany and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets, thereby reducing the overall impact of changes in foreign currency rates on our earnings. At December 31, 2022, 2021, and 2020, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions related to non-hedged monetary assets, net would have resulted in an additional impact to earnings of approximately $11.0 million, $8.3 million, and $4.2 million, respectively.
Interest and other financial expense, net, in the Consolidated Statements of Operations reflected net exchange rate foreign currency losses of $3.5 million, $6.4 million and $15.2 million in 2022, 2021, and 2020, respectively.
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
A significant portion of our volume, approximately 70%, is sold based on formula-driven price adjustment mechanisms for changes in costs of raw materials. Sales prices under non-indexed contracts are reviewed on a quarterly basis to reflect raw material and market fluctuation. We believe that our contracts enable us to generally maintain our Segment Adjusted EBITDA Margins.

Orion Engineered Carbons S.A
Item 8. Financial Statements and Supplementary Data

Orion Engineered Carbons S.A.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Orion Engineered Carbons S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Engineered Carbons S.A. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
Auditing management's reserves for excess or obsolete inventories associated with spare parts and finished goods involved significant auditor judgement because write-downs of inventories are based on subjective factors including inventory condition and projected sales and usage of inventory which are affected by market and economic conditions outside the Company’s control.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Houston, TX
February 23, 2023

Orion Engineered Carbons S.A.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Orion Engineered Carbons S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows of Orion Engineered Carbons S.A. (the Company) for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.
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
February 18, 2021

Orion Engineered Carbons S.A
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021	2020
	(In millions, except share and per share data)
Net sales	$2,030.9	$1,546.8	$1,136.4
Cost of sales	1,582.1	1,160.2	844.1
Gross profit	448.8	386.6	292.3

Selling, general and administrative expenses	227.1	210.4	176.1
Research and development costs	21.7	22.0	20.2
Gain related to litigation settlement	—	(82.9)	—
Other expenses, net	2.9	8.6	21.6
Income from operations	197.1	228.5	74.4

Interest and other financial expense, net	39.9	38.0	38.7
Reclassification of actuarial losses from AOCI	—	4.8	9.9
Income before earnings in affiliated companies and income taxes	157.2	185.7	25.8

Income tax expense	51.5	51.7	8.1
Earnings in affiliated companies, net of tax	0.5	0.7	0.5
Net income	$106.2	$134.7	$18.2

Weighted-average shares outstanding (in thousands):
Basic	60,902	60,708	60,430
Diluted	61,378	60,951	61,407
Earnings per share
Basic	$1.74	$2.22	$0.30
Diluted	$1.73	$2.21	$0.30
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
		(In millions)
Net income	$106.2	$134.7	$18.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(13.4)	(7.6)	(14.3)
Net gains (losses) on derivatives	35.2	2.7	(2.6)
Defined benefit plans, net	14.2	5.1	2.5
Other comprehensive income (loss)	36.0	0.2	(14.4)
Comprehensive income	$142.2	$134.9	$3.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Balance Sheets

	December 31
	2022	2021
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$60.8	$65.7
Accounts receivable, net	367.8	288.9
Inventories, net	277.9	229.8
Income tax receivables	5.2	12.1
Prepaid expenses and other current assets	66.8	68.5
Total current assets	778.5	665.0
Property, plant and equipment, net	818.5	707.9
Right-of-use assets	97.6	84.6
Goodwill	73.4	78.0
Intangible assets, net	27.8	36.3
Investment in equity method affiliates	5.0	5.3
Deferred income tax assets	29.1	50.4
Other assets	58.8	3.5
Total non-current assets	1,110.2	966.0
Total assets	$1,888.7	$1,631.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$184.1	$195.1
Current portion of long term debt and other financial liabilities	258.3	151.7
Accrued liabilities	44.7	50.9
Income taxes payable	31.3	16.9
Other current liabilities	34.4	34.1
Total current liabilities	552.8	448.7
Long-term debt, net	657.0	631.2
Employee benefit plan obligation	50.0	74.4
Deferred income tax liabilities	70.0	61.8
Other liabilities	99.5	95.2
Total non-current liabilities	876.5	862.6
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 60,571,556 and 60,656,076 shares	85.3	85.3
Treasury stock, at cost, 420,703 and 336,183	(8.8)	(6.3)
Additional paid-in capital	76.4	71.4
Retained earnings	319.0	217.8
Accumulated other comprehensive loss	(12.5)	(48.5)
Total stockholders' equity	459.4	319.7
Total liabilities and stockholders' equity	$1,888.7	$1,631.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities:
Net income	$106.2	$134.7	$18.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	105.7	104.1	96.6
Amortization of debt issuance costs	1.9	4.1	2.1
Share-based incentive compensation	7.7	5.2	4.4
Deferred tax (benefit) provision	7.2	20.3	(12.2)
Foreign currency transactions	(8.4)	(11.5)	(4.9)
Reclassification of actuarial losses from AOCI	—	4.8	9.9
Other operating non-cash items, net	(0.3)	(1.8)	0.1
Changes in operating assets and liabilities, net:
Trade receivables	(95.6)	(67.6)	(16.5)
Inventories	(60.1)	(94.9)	30.0
Trade payables	9.2	65.0	(18.7)
Other provisions	(3.7)	7.0	2.3
Income tax liabilities	20.3	(6.3)	16.4
Other assets and liabilities, net	(9.1)	(17.9)	(2.4)
Net cash provided by operating activities	81.0	145.2	125.3
Cash flows from investing activities:
Acquisition of property, plant and equipment	(232.8)	(214.7)	(144.9)
Net cash used in investing activities	(232.8)	(214.7)	(144.9)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	47.8	213.4	—
Repayments of long-term debt	(3.0)	(213.0)	(8.2)
Payments for debt issue costs	(1.5)	—	—
Cash inflows related to current financial liabilities	223.2	188.4	206.0
Cash outflows related to current financial liabilities	(107.7)	(112.6)	(171.1)
Dividends paid to shareholders	(5.0)	—	(12.0)
Repurchase of common stock under Stock Repurchase Program	(4.3)	—	—
Other financing activities	(0.2)	(2.9)	(1.2)
Net cash provided by financing activities	149.3	73.3	13.5
Increase (decrease) in cash, cash equivalents and restricted cash	(2.5)	3.8	(6.1)
Cash, cash equivalents and restricted cash at the beginning of the period	68.5	67.9	68.2
Effect of exchange rate changes on cash	(2.6)	(3.2)	5.8
Cash, cash equivalents and restricted cash at the end of the period	63.4	68.5	67.9
Less restricted cash at the end of the period	2.6	2.8	3.0
Cash and cash equivalents at the end of the period	$60.8	$65.7	$64.9

Cash paid for interest, net	$(33.5)	$(22.8)	$(20.8)
Cash paid for income taxes	$(23.9)	$(37.6)	$(7.9)
Supplemental disclosure of non-cash activity:
Lease liabilities	$25.8	$11.6	$66.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion Engineered Carbons S.A
Consolidated Statements of Changes in Stockholders’ Equity

			Common stock
	(In millions, except share and per share data)		Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	As of January 1, 2020		60,224,147	$85.0	$(8.5)	$65.6	$78.2	$(34.3)	$186.0
	Net income		—	—	—	—	18.2	—	18.2
	Other comprehensive loss, net of tax		—	—	—	—	—	(14.4)	(14.4)
Dividends -	$0.20	per share	—	—	—	—	(12.0)	—	(12.0)
	Share based compensation		—	—	—	2.9	—	—	2.9
	Issuance of stock under equity compensation plans		262,970	0.3	—	—	—	—	0.3
	As of December 31, 2020		60,487,117	85.3	(8.5)	68.5	84.4	(48.7)	181.0
	Net income		—	—	—	—	134.7	—	134.7
	Other comprehensive income, net of tax		—	—	—	—	—	0.2	0.2
Dividends -	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
	Share based compensation		—	—	—	5.1	—	—	5.1
	Issuance of stock under equity compensation plans		168,959	—	2.2	(2.2)	—	—	—
	As of December 31, 2021		60,656,076	85.3	(6.3)	71.4	217.8	(48.5)	319.7
	Net income		—	—	—	—	106.2	—	106.2
	Other comprehensive income, net of tax		—	—	—	—	—	36.0	36.0
Dividends -	$0.08	per share	—	—	—	—	(5.0)	—	(5.0)
	Repurchases of Common stock		(244,032)	—	(4.3)	—	—	—	(4.3)
	Share based compensation		—	—	—	7.7	—	—	7.7
	Issuance of stock under equity compensation plans		159,512	—	1.8	(2.7)	—	—	(0.9)
	As of December 31, 2022		60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4

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
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared, in U.S. dollars, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). The Consolidated Financial Statements include the accounts of Orion Engineered Carbons S.A. and its wholly-owned subsidiaries and majority-owned and controlled entities. Subsidiaries are defined as being those companies over which we, either directly or indirectly, have control through a majority of the voting rights or the right to exercise control or to obtain the majority of the benefits and be exposed to the majority of the risks. Subsidiaries are consolidated from the date on which control is obtained until the date such control ceases.
All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates and Assumptions
We make estimates and assumptions to prepare our financial statements in conformity with GAAP. Those estimates and assumptions affect the amount we report in our Consolidated Financial Statements and accompanying Notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents comprise bank balances, checks and cash on hand and include highly liquid investments with maturities of three-months or less at the date of purchase. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.
A majority of our restricted cash and cash equivalents serves as cash collateral deposits, voluntary and/or mandatory, for third-party bank guarantees.
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
Depreciation is computed using the straight-line method over the estimated useful lives of assets. Depreciation of property, plant and equipment is calculated using the straight-line method over the expected useful lives of the related assets. The depreciable lives for Buildings, Plant and machinery, as well as Furniture, fixtures and office equipment, are between 5 and 50 years, 3 and 25 years, and 3 and 25 years, respectively.
Land is not depreciated.
We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
largely independent of the cash flows of other groups of assets, which, for us, is generally at the plant group level. If it is determined that an asset or asset group’s undiscounted future cash flows will not be sufficient to recover the carrying amount, the asset is written down to its estimated fair value.
Gain or loss on retirement or sale of property, plant and equipment is reflected in Other expenses, net in the Consolidated Statements of Operations. There were no material write-offs in 2022, 2021 or 2020.
Goodwill
Goodwill is tested for impairment annually as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit with goodwill is below its carrying amount.
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
For 2022 and 2021, we performed qualitative impairment assessments of our reporting units, which indicated that the fair value of our reporting units was more likely than not greater than their carrying value including goodwill. Based on this assessment, our historical assessment for impairment and forecasted demand for our products, a quantitative goodwill impairment test was not required and no goodwill impairment was recognized.
Intangible Assets
Intangible assets are comprised of trade names and trademarks, customer relationships, developed technologies and software costs. These assets are amortized, using the straight-line method, over their estimated useful lives of 3-15 years or over the term of the related agreement. The useful lives of intangibles related to customer relationships acquired in business combinations are estimated on the basis of contractual arrangements and the probability of a continuing relationship.
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
We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of investment to the carrying value of investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and our management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment.
We have investments in Kommanditgesellschaft Deutsche Gasrußwerke GmbH & Co and Kommanditgesellschaft Deutsche Gasrußwerke GmbH & Co, (together “DGW”), which are accounted for using the equity method.
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
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
Revenue Recognition
We recognize revenue when the customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which we expect to receive in exchange for those goods or services. Our contracts with customers are generally for products only and do not include other performance obligations. Generally, we consider purchase orders, which in some cases are governed by master supply agreements, to be contracts with customers. The transaction price as specified on the purchase order or sales contract is considered the standalone selling price for each distinct product. To determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which we expect to be entitled.
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
Cash Flow Hedges—We enter into accounting cash flow hedges to manage the variability in cash flows of a future transaction. Our cash flow hedges include cross currency swaps, and options and swaps to hedge interest rate and foreign exchange risk. For derivatives designated as accounting cash flow hedges, the gains and losses are recorded in Other comprehensive income (loss) and released to earnings in the same line item and in the same period during which the hedged item affects earnings.
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
For derivatives designated as accounting net investment hedges, gains or losses attributable to changes in spot foreign exchange rates over the designation period are reflected in foreign currency translation adjustments within Other comprehensive income (loss). Recognition in

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
earnings is delayed until the net investment is sold or substantially liquidated. At that time, the amount recognized is reported in the same line item as the gain or loss on the liquidation of the hedged foreign operations. For our cross-currency swaps, the associated interest receipts and payments are recorded in Interest expense. For our foreign currency forward contracts, we amortize initial forward point values on a straight-line basis to Interest expense over the life of the hedging instrument. We monitor on a quarterly basis for any overhedged positions requiring de-designation and re-designation of the hedge to remove such over-hedged condition.
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
Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.
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
For level 2, we use the following inputs and valuation techniques to estimate the fair value of our financial instruments:
•Cross-Currency Swaps—The fair value of our cross-currency swaps is calculated using the present value of future cash flows discounted using observable inputs such as known notional value amounts, yield curves, basis curves, as applicable, and with the foreign currency leg revalued using published spot and forward exchange rates on the valuation date.
•Floating-for-Fixed Interest Rate Swaps—The fair value of our floating-for-fixed interest rate swaps is calculated using the present value of future cash flows using observable inputs such as benchmark interest rates and market yield curves.
•Long-Term Debt—The fair value of our Term-Loan is calculated using pricing data obtained from well-established and recognized vendors of market data for debt valuations. The fair value of our term loan is determined based on a discounted cash flow model using observable inputs such as benchmark interest rates and public information regarding our credit risk.
The carrying amounts that we have reported for financial instruments, including Cash and cash equivalents, Restricted cash and cash equivalents, Accounts receivable, Accounts payable and Short-term debts, approximate their fair values due to the short maturity of those instruments.
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note B. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Government Assistance—On November 17, 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-10, Disclosures by Business Entities About Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance (e.g., a grant model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; Assistance; ASC 958-605, Not-for-Profit Entities—Revenue Recognition). The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. Entities may apply the ASU’s provisions either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. We adopted this standard on January 1, 2022. The adoption of this standard did not materially impact our Consolidated Financial Statements.
Note C. Accounts Receivable
Accounts receivable, at December 31, are as follows:

	2022	2021
	(In millions)
Accounts receivable	$370.4	$291.5
Expected credit losses	(2.6)	(2.6)
Accounts receivable, net of expected credit losses	$367.8	$288.9
Allowance for credit losses, at December 31, are as follows:

	2022	2021
	(In millions)
Allowance for credit losses as of January 1,	$(2.6)	$(5.8)
Credit loss expense	(0.2)	(0.6)
Credit loss income and utilization	—	3.6
Foreign currency translation effects	0.2	0.2
Allowance for credit losses as of December 31,	$(2.6)	$(2.6)
Note D. Inventories
Inventories, net of reserves, at December 31, are as follows:

	2022	2021
	(In millions)
Raw materials, consumables and supplies, net	$108.3	$97.1
Work in process	—	0.2
Finished goods, net	169.6	132.5
Total	$277.9	$229.8
As of December 31, 2022 and 2021, inventory reserves were approximately $21.4 million and $15.9 million, respectively.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note E. Prepaid Expenses and Other Current Assets and Other Assets
Prepaid expenses and Other current assets, at December 31, consist of the following components:

	December 31
	2022	2021
	(In millions)
VAT	$31.3	$23.4
Deposits	18.7	17.5
Restricted Cash	2.6	2.8
Miscellaneous other	14.2	24.8
Total	$66.8	$68.5
Other assets, at December 31, consist of the following components:

	December 31
	2022	2021
	(In millions)
Financial assets	$56.9	$0.7
Miscellaneous other	1.9	2.8
Total	$58.8	$3.5
Note F. Property, Plant and Equipment
Property, plant and equipment, at December 31, consists of the following:

	2022	2021
	(In millions)
Land	$31.0	$32.6
Land rights and buildings	104.1	104.1
Plant and machinery	1,054.9	1,029.9
Other equipment, furniture and fixtures	38.1	38.4
Construction in progress	260.2	115.2
Total property, plant and equipment	1,488.3	1,320.2
Less: accumulated depreciation	669.8	612.3
Net property, plant and equipment	$818.5	$707.9
Depreciation expense was $89.0 million, $86.5 million and $81.0 million for fiscal years ending December 31, 2022, 2021 and 2020, respectively.
Note G. Leases
Orion has entered into lease contracts as a lessee and is not acting as a lessor. The vast majority of Orion’s lease contracts are for operating assets such as rail cars, company cars, offices and office equipment, etc. Lease costs for the years ended December 31, are as follows:

	2022	2021	2020
	(In millions)
Finance lease costs	$7.1	$6.4	$2.3
Operating lease costs	7.1	7.6	8.5
Short-term leasing costs	4.6	3.8	3.1
Total	$18.8	$17.8	$13.9

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
ROU assets and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets, at December 31, are as follows:

	2022	2021
	(In millions)
ROU Assets
Operating leases	$19.0	$20.0
Finance leases	78.6	64.6
Total	$97.6	$84.6

Lease Liabilities(1)
Operating leases
Current	$6.3	$7.9
Long-term	12.3	12.0
	18.6	19.9

Finance leases
Current	4.1	3.7
Long-term	75.6	61.0
	79.7	64.7
Total	$98.3	$84.6
(1) Reflected in Current and Other liabilities in the Consolidated Balance Sheets.
The weighted remaining average minimum lease period for finance and operating leases are 20.0 years and 5.3 years, respectively.
Maturities of operating and finance lease liabilities are as follows:

	Finance Leases	Operating Leases	Total
	(In millions)
Next 12 months	$7.3	$7.0	$14.3
1 to 2 years	6.1	4.6	10.7
2 to 3 years	6.0	3.7	9.7
3 to 4 years	5.6	1.7	7.3
4 to 5 years	5.6	1.2	6.8
More than 5 years	91.7	2.7	94.4
Total undiscounted minimum lease payments	122.3	20.9	143.2
Imputed interest	(42.6)	(2.3)	(44.9)
Lease liability (current and non-current)	$79.7	$18.6	$98.3
The weighted average discount rate applied to the lease liabilities is 4.47%.
Note H. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each reportable segment for the years ended December 31, are as follows:

Goodwill	Rubber	Specialty	Total
	(In millions)
Balance as of January 1, 2021	$33.8	$50.7	$84.5
Foreign currency impact	(2.6)	(3.9)	(6.5)
Balance as of December 31, 2021	31.2	46.8	78.0
Foreign currency impact	(1.8)	(2.8)	(4.6)
Balance as of December 31, 2022	$29.4	$44.0	$73.4

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Intangible Assets
The components of identifiable intangible assets, at cost, and the related accumulated amortization, at December 31, are as follows:

	2022			2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Developed technology and patents	$67.4	$52.7	$14.7	$71.5	$51.8	$19.7
Customer relationships	72.6	69.8	2.8	76.9	73.6	3.3
Trademarks	18.3	13.8	4.5	19.5	13.4	6.1
Long-term contracts	7.5	2.3	5.2	7.9	1.9	6.0
Other intangible assets	42.6	42.0	0.6	42.8	41.6	1.2
Total intangible assets	$208.4	$180.6	$27.8	$218.6	$182.3	$36.3
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $6.6 million, $7.8 million and $8.2 million, respectively, and is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
The estimated aggregate amortization expense for intangible assets for the fiscal years ending December 31, are as follows:

Year	(In millions)
2023	$6.0
2024	5.9
2025	5.9
2026	4.6
2027	0.7
Thereafter	4.7
Total aggregated amortization	$27.8
Note I. Accruals and Other Liabilities
The components of Current accrued liabilities, at December 31, are as follows:

	2022	2021
	(In millions)
Accrued employee compensation	$24.7	$26.1
Accrued liabilities for sales and procurement	7.2	5.6
Accrued liabilities for restructuring	3.8	9.3
Environmental reserves	2.0	3.4
Other accrued liabilities	7.0	6.5
Total	$44.7	$50.9
The components of Other current liabilities, at December 31, are as follows:

	2022	2021
	(In millions)
Employee related liabilities	$5.3	$5.6
Current lease liabilities (refer to Note G. Leases )	10.4	11.6
Other current liabilities	18.7	16.9
Total	$34.4	$34.1

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The components of Other long-term liabilities, at December 31, are as follows:

	2022	2021
	(In millions)
Employee related liabilities	$4.5	$4.9
Liabilities for asset retirement obligation	4.3	4.1
Environmental reserve	2.8	4.4
Long-term lease liabilities (refer to Note G. Leases )	87.9	73.0
Other non-current liabilities	—	8.8
Total	$99.5	$95.2
Note J. Debt and Other Obligations
Debt and Other Obligations, at December 31, are as follows:

	2022	2021
	(In millions)
Current
Current portion of Term Loans	$3.0	$3.0
Deferred debt issuance costs - Term loans	(0.7)	(0.8)
Other short-term debt and obligations	256.0	149.5
Current portion of long-term debt and other financial liabilities	258.3	151.7
Non-current
Term Loans	613.2	636.0
Deferred debt issuance costs - Term loans	(3.7)	(4.8)
China Term loan	47.5	—
Long-term debt, net	657.0	631.2
Total	$915.3	$782.9
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
The Term Loans include a sustainability-linked margin adjustment that applies to both the Euro and U.S. dollar loans. The margin adjustment is based on annual SO2 and NOx emission reduction targets for the Company’s North American plants between 2022 and 2028, respectively. Specifically, the credit spread on the Term Loans will decline or rise by up to 10 basis points depending on the emissions profile of the Company’s North American plants, in aggregate. Starting in 2022 and continuing through 2025, the Company reviews annually whether both interim targets have been met. The review of 2022 is in process. If the Company achieves both targets, it will benefit from up to a 10-basis point credit spread reduction for the prospective 12 months period following the submission of the annual ESG compliance certificate. For the period from 2026 to 2028, a margin step-up by 5 or 10 basis points would occur if Orion does not maintain the reduced emissions profile of one or both targets.
Other provisions of the Credit Agreement relating to the Term Loan remained substantially unchanged.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
In connection with the September 2021 modification of the Term Loan, Orion incurred approximately $7.8 million of refinancing costs of which $2.8 million of loan origination costs were capitalized and $5.0 million of other fees were directly expensed.
The Term Loan interest rates as of December 31, 2022 and 2021 were as follows:

	2022	2021
Euro-denominated Term Loan	2.80%	2.31%
U.S. dollars denominated Term Loan	4.11%	2.34%
(b) China Term Loan
To partially finance the construction of our Huaibei facility in China, on March 16, 2022, our wholly owned subsidiary, Orion Engineered Carbons (Huaibei) Co., Ltd. (“OECCL”), entered into a 4.5% fixed interest rate, CNY500 million (approximately $72 million), eight-year term-loan agreement with The Bank of China (“BOC Term-Loan”) maturing on December 21, 2029. OECCL is required to repay the BOC Term-Loan principal in semi-annual payments beginning June 2024. Interest is payable quarterly, beginning June 2022. The agreement restricts OECCL’s ability to make external investments, repay intercompany loan or distribute dividends. The principal repayments under the agreement are: 2% in 2024, 10% in 2025 and 22% each year thereafter, concluding in June 2029. The BOC Term-Loan is secured with the Huaibei facility’s land, construction in progress, and buildings as collateral. As of December 31, 2022, we have drawn $47.5 million on the facility.
(c) Other Short-Term Debt and Obligations
Other short-term debt and obligations, at December 31, 2022 and 2021, as follows :

	2022	2021
	(In millions)
Revolving Credit Facility	$53.3	$—
Ancillary Credit Facilities
OEC GmbH outstanding borrowings	148.7	103.0
OEC LLC outstanding borrowings	5.4	13.4

Uncommitted Local Lines of Credit:
Korea (capacity $45.6 million)	—	30.8
Brazil (capacity $2.9 million)	2.9	2.3
Korea Working Capital Loan	7.9	—
China Working Capital Loan	1.5	—
Repurchase Agreement	36.3	—

Total of Other Short-term Debt and Obligations	$256.0	$149.5

Supplemental information:
Total ancillary capacity - EUR	€268.3	€170.0
Total ancillary capacity - U.S. Dollars	$286.1	$192.5
Revolving Credit Facility
In 2014, under the Credit Agreement, we entered into a €115.0 million multicurrency revolving credit facility (“RCF”) with an original maturity date of July 25, 2019. Interest is calculated based on EURIBOR (for euro drawings), and USD-LIBOR (for U.S. Dollar drawings) plus a 2.5% - 3.0% margin (depending on leverage ratio).
Subsequent to 2014, Orion entered into a number of amendments, which largely were made to increase the RCF capacity. The RCF amendment completed in April 2019, extended the RCF maturity date to April 25, 2024, increased the aggregate amount of revolving credit commitments in Euro by €75.0 million and reduced the interest margin to a 1.7% to 2.7% range, using a revised pricing grid. In May 2022, we added an additional €100 million of capacity to our RCF which expands our facility to €350.0 million.
All other terms of the RCF remained substantially unchanged, including the commitment fee, which remains at 35% of the interest margin or 0.8% at December 31, 2022. As of and for the year ended December 31, 2022, $53.3 million and RCF borrowings, as defined in the RCF agreement, had been drawn. There were no amounts drawn during 2021. We classify amounts outstanding under the RCF as current in our Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
Letters of credit can be issued for the amount available under the RCF and ancillary facilities. The weighted average interest rates on the RCF as of December 31, 2022 and 2021 were 4.8% and 2.4%, respectively.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
For the years ended December 31, 2022, 2021 and 2020, amortized transaction costs were immaterial.
Unamortized transaction costs included in the Consolidated Balance Sheets, as of December 31, 2022 and 2021, were approximately $2.2 million and $2.2 million, respectively.
As of December 31, 2022, the Company’s net leverage ratio was 2.8x, which corresponds to an interest margin of 2.40 for both USD and Euro denominated borrowings.
Ancillary Credit Facilities—As part of the RCF, the Company can also establish ancillary credit facilities by converting the commitments of select lenders under the €350.0 million RCF into bilateral credit agreements. Original borrowings under ancillary credit facilities reduce availability under the RCF. Borrowings under ancillary credit facilities do not count toward debt drawn under the RCF for the purposes of determining whether the financial covenant under the Credit Agreement related to the RCF must be tested.
During the second quarter 2020, the Company increased the number of RCF banks and total converted ancillary borrowings from €130 million to €170 million. During 2022, the Company further increased the number of RCF banks and total converted ancillary borrowings to €268 million.
Full RCF utilization will not trigger the 35% covenant threshold (for discussion see Covenant Compliance, First Lien Leverage Ratio covenant section below).
As of December 31, 2022, the total commitment of €350 million (approximately $373 million) was split between an €82 million RCF tranche and €268 million of bilateral ancillary facilities established directly with several banks under the RCF.
As of December 31, 2022 and 2021, committed ancillary credit facilities totaled $286.1 million and $192.5 million, respectively.
As of December 31, 2022, unutilized ancillary borrowing capacity was approximately $165.9 million.
The general terms of the ancillary credit facilities are linked to the terms in the RCF.
Uncommitted Local Lines of Credit—The uncommitted local lines of credit in Brazil and Korea are with local banks that are not lenders under the Credit Agreement and were negotiated bilaterally.
Korea Working Capital Loan—For working capital flexibility, in June 2022, we entered in a one-year term-loan agreement for ₩10.0 billion Korean won ($7.9 million) with Hana Bank. The interest rate on this loan at inception is 4.3%. For early repayment, we are required to pay a 1% prorated early repayment fee. In the Consolidated Statements of Cash Flows, this loan is reflected in Cash inflows related to current financial liabilities. Due to the short maturity, the carrying value approximates the fair value.
China Working Capital Loan—For working capital flexibility in Qingdao, we have a CNY 30 million ($4.3 million) facility with a local branch of Bank of China with no commitment fee. Interest is calculated based on People’s Bank of China (“PBOC”) one-year loan prime rate (“LPR”) plus 0.35% margin. As of December 31, 2022, we have drawn CNY 10 million ($1.5 million) as a one-year term-loan. There were no drawings in 2021. The 2022 weighted average interest rate was 4%. In the Consolidated Statements of Cash Flows, this loan is reflected in Cash inflows related to current financial liabilities. Due to the short maturity, the carrying value approximates the fair value.
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
In January 2023, we resold 450 thousand EUA certificates for €34.7 million cash to a counterparty. The same counterparty is obligated to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on April 5, 2023 for €35.0 million.
The difference between the consideration received and the amount of consideration to be paid is recognized as interest expense.
At December 31, 2022, the amount outstanding was $36.3 million. Due to the short maturity, the carrying value approximates the fair value.
Accounts Receivable Factoring Facilities―During the fourth quarter of 2022, for sale of certain Accounts receivable, we entered into an agreement with third-party financial institutions. No sales were made during 2022. We have concluded that there would generally be no risk of loss to us from non-payment of the sold receivables.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Future Years Payment Schedule
The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented in Note G. Leases, are as follows:

Repayment
(In millions)
2023	$3.0
2024	4.4
2025	10.2
2026	18.9
2027	18.9
2028	608.3
Total	$663.7
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
As of December 31, 2022, we are in compliance with our debt covenants.
Note K. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of December 31, 2022 and 2021.
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
We designated the Euro-denominated interest rate swap at closing in November 2017 and the cross-currency swaps at closing in May 2018 in the same manner as an accounting hedge. We performed a hedge effectiveness test based on the critical terms match method (prospectively) and the dollar offset test (retrospectively).
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022		December 31, 2021		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$46.6	$197.0	$4.3	Other financial assets (non-current)
Interest rate swaps	293.3	9.6	—	—	Other financial assets (non-current)
Total	$490.3	$56.2	$197.0	$4.3

Liabilities
Derivatives designated as hedges:
Cross currency swaps	$—	$—	$—	$—	Other liabilities (non-current)
Interest rate swaps	—	—	311.5	8.6	Other liabilities (non-current)
Total	$—	$—	$311.5	$8.6
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2022 and 2021.
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

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$616.2	$596.8	$639.0	$637.2
BOC Term-loan	47.5	42.9	—	—
Total	$663.7	$639.7	$639.0	$637.2
Term-Loan and BOC Term-loan in the table above are classified as Level 2.
At both December 31, 2022 and 2021, the fair values of Cash and cash equivalents and restricted cash, Accounts receivable, net, accounts payable and accrued liabilities, and short term borrowings approximated their carrying values due to the short-term nature of these instruments.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Year Ended December 31, 2022
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$31.1	$1.7	$—	Interest and other financial expense, net
Interest rate swaps	18.1	—	—	Interest and other financial expense, net
Total	$49.2	$1.7	$—

	Effect of Financial Instruments
	Year Ended December 31, 2021
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$2.4	$(0.5)	$—	Interest and other financial expense, net
Interest rate swaps	1.5	—	—	Interest and other financial expense, net
Total	$3.9	$(0.5)	$—

	Effect of Financial Instruments
	Year Ended December 31, 2020
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(1.0)	$—	$(6.0)	Interest and other financial expense, net
Interest rate swaps	(2.3)	—	—	Interest and other financial expense, net
Total	$(3.3)	$—	$(6.0)
The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Consolidated Statement of Operations in the next twelve months is approximately $1.7 million.
Note L. Employee Benefit Plans
Provisions are established to cover defined benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which we operate. Generally, the level of benefit depends on the length of service and the remuneration.
We have defined benefit plans in Germany and South Korea for which Germany accounted for approximately 92.4% and 93.2% in 2022 and 2021, respectively, of provisions for projected defined benefit pension plan obligations. Effective at the end of 2013, all defined benefit plans in Germany were modified to close access to new participants and freeze benefits accrued under these plans at December 31, 2013 levels. Interest expense on the frozen obligation relating to these plans will continue to accrue.
We have defined contribution plans in Germany and the U.S. Most employees are eligible to participate by contributing a portion of their compensation. We make employer contributions, such as matching contributions, to certain of these plans.
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

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Obligations and Funded Status
The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension plan:

Change in Projected Benefit Obligation	December 31
	2022	2021
	(In millions)
Present value of projected benefit obligation at the beginning of the year	$81.9	$91.3
Actuarial (gain)/ loss	(19.5)	(1.7)
Service cost	0.4	0.5
Interest cost	1.5	1.0
Benefits paid	(1.3)	(1.3)
Curtailments, settlements, special and contractual termination benefits	(2.0)	(0.8)
Currency translation	(4.9)	(7.1)
Present value of projected benefit obligation at the end of the year	$56.1	$81.9
Based on the weighted Macaulay method the projected benefit obligation has a duration of 16.0 years (20.0 years in 2021 ).

Change in Plan Assets	December 31
	2022	2021
	(In millions)
Fair value of plan assets at the beginning of the year	$6.3	$6.8
Actual return on plan assets	0.1	0.1
Employer contributions	0.3	0.7
Settlement	(1.8)	(0.7)
Currency translation	(0.4)	(0.6)
Fair value of plan assets at the end of the year	$4.5	$6.3
The plan assets are held by Orion Engineered Carbons Co. Ltd. Korea, Bupyeong-gu, South Korea, and relate to qualifying insurance policies. These insurance policies do not have a quoted market price. The actual return on plan assets amounted to $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Net Unfunded Status	December 31
	2022	2021
	(In millions)
Projected benefit obligation	$56.1	$81.9
Less: Fair value of plan assets	4.5	6.3
Net unfunded status	$51.6	$75.6

Amount Recognized in the Consolidated Balance Sheets	December 31
	2022	2021
	(In millions)
Non-current assets	$—	$—
Current liabilities	1.6	1.2
Non-current liabilities	50.0	74.4
Net liability recognized - pension plans	$51.6	$75.6

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Pension Assumptions and Strategy
The assumptions used in the actuarial valuation of the underlying the obligations are as follows:

Assumptions	December 31
	2022	2021
Discount rate	4.2%	1.5%
Expected long-term rate of return on plan assets	4.3%	1.8%
Rate of compensation/salary increase	3.0%	3.0%
Future pension increase	2.1%	1.6%
Mortality	Heubeck 2018G	Heubeck 2018G
Mortality is based on Heubeck guidelines, the generally accepted biometric calculation bases for the balance sheet valuation of pension obligations in Germany. A 0.5% increase or decrease in the discount rate or in the future pension increase would have impacted the projected benefit obligation as follows:

Sensitivities	December 31, 2022
	Discount rate		Future pension increase
	0.5% decrease	0.5% increase	0.5% decrease	0.5% increase
(In millions)
Impact on projected benefit obligation	$4.0	$(3.5)	$(4.8)	$5.2
Net Periodic Pension Cost (Benefit)

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Service cost	$0.4	$0.5	$0.6
Interest cost	1.5	1.0	1.2
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net periodic pension cost	$1.8	$1.4	$1.7
The total expected defined benefit pension contribution amounts to $1.4 million in 2023.
The Company paid $15.0 million, $15.0 million and $12.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, for state defined contribution pension schemes (statutory pension insurance) in Germany and other countries. This amount is recognized as personnel expenses in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.
Estimated Future Benefit Payments
We expect the following benefit payments will be made to plan participants in the years from 2023 to 2032:

Benefit payments	(In millions)
2023	$1.8
2024	2.4
2025	2.1
2026	2.0
2027	2.3
2028 - 2032	14.9
We do not anticipate making funding contributions to the Pension Plan in 2023.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Amounts recognized in AOCI, at December 31, related to the Company's defined benefit pension plan are as follows:

	2022	2021	2020
	(In millions)
Net actuarial (gain) loss	$(19.5)	$(1.7)	$4.9
Net prior service cost	—	—	—
Balance in accumulated other comprehensive (income) / loss	$(19.5)	$(1.7)	$4.9
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2023:

2023
(In millions)
Net actuarial (gain) loss	$(9.2)
Prior service cost (credit)	—
Net amount recognized	$(9.2)
Plan Assets
The fair value (all Level 2) of Orion's pension plan assets, at December 31, are as follows:

	2022	2021
	(In millions)
Government and corporate fixed income financial instruments	4.5	6.3
Total pension plan assets	$4.5	$6.3
Defined Contribution Plans
We provide tax-qualified retirement contribution plans in the United States for the benefit of all full-time employees. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. For the years ended December 31, 2022, 2021 and 2020 the Company contributions to the Employee Savings Plans were $2.0 million, $1.9 million and $2.6 million, respectively.
Note M. Stock-Based Compensation
Under our 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), we are authorized to grant Restricted Stock Units (“RSU”), Performance-based Restricted Stock Units (“PSU”), and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation Committee of the Board of Directors (the “Compensation Committee”) oversees our equity award grants, the type of awards, the required performance measures and the timing and duration of each grant.
Performance-Based Restricted Stock Units—PSU awards are earned based on achievement against one or more performance metrics established by the Compensation Committee in respect of a specified performance period. Earned PSUs range from zero to a specified maximum percentage of a participant’s target award based on the achievement of applicable performance metrics, and are subject to vesting terms based on continued employment.
Certain PSU awards are based on the relative Total Shareholder Return (“TSR”). TSR is an objective calculation that takes into account our TSR rank within our peer group and whether our specific TSR is positive or negative. The fair value of PSUs is estimated on the grant date using a Monte-Carlo simulation.
Under the LTIP plans, the PSU vesting period is three years with cliff vesting occurring on December 31 of the second full year subsequent to the date of the grant. For example, if a PSU grant was issued in June 2020, the PSUs would fully vest on December 31, 2022 with no ratable vesting during the vesting period.
Restricted Stock Units—RSUs entitle the recipient to be paid out an equal number of common stocks upon vesting. The RSUs vesting period is ratably over three years starting on January 1 in the year of the grant. For example, the employee would earn one third of the RSU on December 31 starting in the year of the grant and the remaining two thirds each December 31 for 2 years immediately subsequent to the year of the grant.
In certain instances, we issue RSU as sign-on incentives and one-time grants for employees. These RSUs vest ratably over a three-year period, and vesting occurs on the anniversary of the grant.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Restricted Stock—Certain members of our Board of Directors receive compensation in form of Restricted Stock (“RS”) in accordance with our 2014 Non-employee Director Plan. Under this plan 57,951 RS are currently outstanding. The RS vest and become non-forfeitable on the first anniversary of the grant date.
Performance-based Restricted Stock Units
In the following table summarizes PSU activity:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2022	788,335	$15.19
Granted	312,538	16.14
Vested	(63,369)	12.51
Forfeited	(413,997)	12.43
Unvested at December 31, 2022	623,507	$17.86
During 2021 and 2020 we granted 360,178 and 290,906 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $19.01 and $11.60, respectively.
The 2020 PSU awards based on relative TSR expired as the performance conditions were not met.
Restricted Stock Units
In the following table summarizes RSU activity:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2022	514,599	$16.03
Granted	238,010	15.83
Vested	(474,462)	15.57
Forfeited	(25,295)	16.17
Unvested at December 31, 2022	252,852	$16.67
During 2022, 2021 and 2020 weighted average RSU grant-date fair value was $15.83, $18.46 and $12.54, respectively. Total grant date fair value of RSU’s were approximately $3.8 million, $4.0 million and $2.3 million during 2022, 2021 and 2020, respectively.
Total fair value of RSU vested was approximately $7.4 million, $3.0 million and $1.3 million during 2022, 2021 and 2020, respectively.
As of December 31, 2022, we had unrecognized compensation cost of $10.7 million, based on the target amounts, related to unvested PSU, RSU and RS, which is expected to be recognized over a weighted average period of 2.14 years.
During 2022, 2021 and 2020 fiscal years, we recognized compensation expenses of $7.7 million, $5.2 million and $4.4 million, respectively, in our Consolidated Statements of Operations.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Note N. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, for fiscal 2022, 2021 and 2020, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2020	$(12.1)	$(11.0)	$(11.2)	$(34.3)
Other comprehensive loss before reclassifications	(13.1)	(2.6)	(5.3)	(21.0)
Income tax effects before reclassifications	(1.3)	0.8	1.8	1.3
Amounts reclassified from AOCI	—	—	9.9	9.9
Income tax effects on reclassifications	—	—	(3.3)	(3.3)
Currency translation AOCI	—	(0.7)	(0.6)	(1.3)
Balance at December 31, 2020	(26.5)	(13.5)	(8.7)	(48.7)
Other comprehensive loss before reclassifications	(7.3)	2.3	2.0	(3.0)
Income tax effects before reclassifications	(0.3)	(0.7)	(0.7)	(1.7)
Amounts reclassified from AOCI	—	—	4.8	4.8
Income tax effects on reclassifications	—	—	(1.6)	(1.6)
Currency translation AOCI	—	1.1	0.6	1.7
Balance at December 31, 2021	(34.1)	(10.8)	(3.6)	(48.5)
Other comprehensive income (loss) before reclassification	(13.6)	46.9	20.3	53.6
Income tax effects	0.2	(15.2)	(6.3)	(21.3)
Amounts reclassified from AOCI	—	1.7	—	1.7
Income tax effects	—	(0.5)	—	(0.5)
Currency translation AOCI	—	2.3	0.2	2.5
Balance at December 31,2022	$(47.5)	$24.4	$10.6	$(12.5)
In prior years, the amounts recorded in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial losses over the current year through profit and loss separately from income from operations and amounted to $4.8 million and $9.9 million for the years end December 31, 2021 and 2020, respectively. We were not outside of the 10% corridor for 2022.
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Years Ended December 31,
Dollars in millions, shares in thousands and per share amount in dollars	2022	2021	2020
Net income for the period - attributable to ordinary equity holders of the parent	$106.2	$134.7	$18.2
Weighted average number of ordinary shares	60,902	60,708	60,430
Basic EPS	$1.74	$2.22	$0.30
Dilutive effect of share-based payments	475	243	977
Weighted average number of diluted ordinary shares	61,378	60,951	61,407
Diluted EPS	$1.73	$2.21	$0.30
Note P. Income Taxes
The Company operates in multiple jurisdictions with complex tax and regulatory environments and our income tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations including potential proposals in the U.S. as a result of a new administration.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Tax provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Current
Domestic (1)	$17.8	$21.7	$16.3
Foreign	26.5	9.7	4.0
Total	44.3	31.4	20.3
Deferred
Domestic (1)	7.4	(1.4)	(4.9)
Foreign	(0.2)	21.7	(7.3)
Total	7.2	20.3	(12.2)
Provision for income taxes	$51.5	$51.7	$8.1
(1) Domestic refers to Germany.
The following table presents the components of income before income taxes for continuing operations for fiscal years 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Domestic (1)	$35.5	$89.2	$25.6
Foreign	122.2	97.2	0.7
Income before income taxes	$157.7	$186.4	$26.3
(1) Domestic refers to Germany.
A statutory corporate income tax rate of 15.00% was used to calculate the current and deferred taxes for the German entities. A solidarity surcharge of 0.825% and a trade tax rate of 16.18%, for the years ended December 31, 2022, 2021 and 2020, respectively, were also reflected in the calculation. As a result, the overall statutory income tax rate for the German entities was 32.00%, for the years ended December 31, 2022, 2021 and 2020. The current and deferred taxes for the non-German entities were calculated using their respective country-specific tax rates.
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, the amount of tax-free income, and impact of non-deductible expenses.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
The following table reconciles the expected tax expense (benefit) at the German statutory tax rate of 32.0% as calculated for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Income before income taxes	$157.7	$186.4	$26.3

Expected income tax thereon	50.5	59.6	8.4
Tax rate differences	(4.0)	(9.8)	(1.4)
Change in valuation allowance	1.8	(6.0)	(1.3)
Change in the tax rate and tax laws	—	—	(0.1)
Income taxes for prior years	—	—	—
Non-deductible interest expenses	1.9	1.2	1.1
Non-deductible expenses, and non-deductible taxes	3.5	5.4	2.8
Effects of changes in permanent differences	0.7	—	—
Tax effect on tax-free income	(1.4)	(0.4)	(0.2)
Other tax effects	(1.5)	1.7	(1.2)
Income tax expense	$51.5	$51.7	$8.1
Effective tax rate	32.70%	27.74%	30.80%
The increase in the effective tax rate was mainly due to an increase of non-deductible business and interest expenses. Those were partially offset by the effects of earnings in various countries with lower statutory tax rates, and tax-free income.
The deferred tax effects of tax loss, credit and interest carryforwards (“tax attributes”) and the tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements, reduced by a valuation allowance where appropriate, are presented below.

	December 31
	2022	2021
	(In millions)
Deferred tax assets
Inventories	$3.1	$3.3
Deferred compensation	15.1	15.8
Liabilities including leases liabilities	39.0	36.3
Loss carryforwards	44.9	47.0
Interest carryforwards	7.8	9.8
Tax credits	7.7	8.4
Total deferred tax assets	117.6	120.6
Deferred tax asset valuation allowances	(38.1)	(36.3)
Net deferred tax assets	$79.5	84.3
Deferred Tax Liabilities
Intangible assets	$2.4	$2.9
Property, plant and equipment including right of use assets	64.2	65.9
Financial assets	14.8	1.0
Inventories	—	—
Receivables, other assets	15.0	14.3
Other	23.9	11.6
Total deferred tax liabilities	$120.3	$95.7
Net deferred tax assets / (liabilities)	$(40.9)	$(11.4)

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Our net deferred tax assets and liabilities reflected in our balance sheet are as follows:

Net deferred tax position	December 31
	2022	2021
	(In millions)
Deferred tax assets
Net deferred tax assets	$29.1	$50.4
Deferred tax liabilities
Net deferred tax liabilities	70.0	61.8
Net deferred tax asset / (liability) positions	$(40.9)	$(11.4)
As of each reporting date, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction's deferred tax assets. We place greater weight on historical evidence over future projections of our ability to utilize deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law, as well as available prudent and feasible tax planning strategies that would, if necessary, be implemented to ensure realization of the net deferred tax assets. The following table presents a summary of our valuation allowance positions:

Valuation allowance	2022	2021	2020
	(In millions)
As of January 1,	$36.3	$42.7	$41.9
Additions for Tax Credits	—	3.5	—
Additions for Loss carryforwards	5.2	—	1.8
Additions for Interest carryforwards	—	—	1.3
Additions Other	0.8	0.4	0.2
Reduction for Tax Credits	(4.2)	—	(2.5)
Reduction for Loss carryforwards	—	(1.8)	—
Reductions for Interest carryforwards	—	(8.5)	—
As of December 31,	$38.1	$36.3	$42.7
The following table provides detail surrounding the expiration dates of the gross amount of tax loss carryforwards and tax credits:

	December 31
	Net operating loss carryforwards	Tax Credits
	(In millions)
2023 to 2029	$—	$—
2030 and thereafter	54.1	—
Indefinite carryforwards	97.7	13.3
Total	$151.8	$13.3
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of most of our foreign subsidiaries that would incur incremental tax consequences upon the distribution of such earnings. As of December 31, 2022, we did not provide for deferred taxes on earnings of most of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements. Deferred tax liabilities amounting to $1.4 million, (2021: $0.7 million, 2020: $0.8 million) were recognized for certain subsidiaries for which we are not indefinitely reinvested, and a dividend distribution is expected in the future.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
Tax uncertainties

Tax benefits totaling $11.6 million, $12.1 million and $13 million relating to uncertain tax positions were unrecognized as of December 31, 2022, 2021 and 2020, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2022	2021	2020
	(In millions)
Balance at beginning of the year	$12.1	$13.0	$11.6
Additions based on tax positions related to the current year	—	0.3	0.1
Additions for tax positions of prior year	—	—	1.3
Reductions of tax positions of prior year	(0.5)	(1.2)	—
Balance at end of the year	$11.6	$12.1	$13.0
We recognize interest and penalties associated with unrecognized tax benefits in income tax expense. Income tax expense includes a benefit of interest and penalties of $0.4 million and $0.7 million in 2022 and 2021, respectively, and an expense of interest and penalties totaling $1.1 million in 2020. We had accrued $4.0 million, $4.4 million and $5.1 million for interest and penalties as of December 31, 2022, 2021 and 2020, respectively. The majority of the unrecognized tax benefits for the fiscal years ended December 31, 2022, 2021 and 2020, respectively would affect our effective income tax rate.
Orion and certain subsidiaries are under audit in several jurisdictions, and in particular in Germany, for periods 2011-2017. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits and the expiration of statutes of limitation, during the next twelve months. We cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) which is intended to address several environmental, social and tax topics. We are continuing to analyze the provisions included in the IRA and await proposed and final regulations from the Department of the Treasury. We believe it will not have a material impact on our Consolidated Financial Statements.
Note Q. Commitments and Contingencies
Long-Term Commitments—To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily carbon black oil and natural gas, are in place are as follows:

Maturity	December 31, 2022
(In millions)
2023	$3.1
2024	3.1
2025	3.1
2026	3.1
2027	3.1
2027 and thereafter	18.7
Total	$34.2
Restructuring—In 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Expenses related to the closing include personnel costs, demolition, removal costs and remediation costs. Total estimated and recognized costs and total costs remaining as of December 31, 2022 are $46.5 million and $3.8 million, respectively. Orion's reserves for restructuring of its Rubber segment in 2022 are reflected in Accrued liabilities on the Consolidated Balance Sheets. Orion has accrued liabilities for personnel expenses of $3.2 million and $2.6 million, and ground remediation costs of $0.6 million and $6.7 million, as of December 31, 2022 and 2021 respectively.
In the periods ending December 31, 2022, 2021 and 2020, restructuring expense, net including Ambes, amounted to $1.9 million, $2.2 million, and $7.5 million, respectively.
Environmental Reserves—Our accrued liability for future environmental reserves at our current and former plant sites and other sites totaled $4.8 million and $7.8 million as of December 31, 2022 and 2021, respectively. During the fourth quarter of 2021, we recognized an additional reserve of $7.2 million reflected in the Consolidated Statement of Operations in the Other expense, net. The environmental-related costs are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
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
City of Hürth, Germany (Stadtwerke Hürth/Hürth municipal utilities)—In 2020, one of our wholly-owned subsidiaries and the City of Hürth entered into a long-term steam supply contract. The Hürth municipality financed certain turbines and infrastructure which are operated by us under a finance lease agreement. In addition, we entered into a long-term supply agreement with the City of Hürth for delivery of heat. Since the fourth quarter of 2020, the City of Hürth has not fully honored the contractually stipulated calculation for heat deliveries, amongst other stipulations. As a result, Orion has open receivables from the City of Hürth totaling $9.8 million and $5.5 million as of December 31, 2022 and 2021, respectively. The City of Hürth argues it has open claims of approximately $7.0 million and $3.3 million related to lease payments as of December 31, 2022 and 2021, respectively. Orion is in negotiations with the City of Hürth but is prepared to pursue its rights vigorously through legal enforcement if necessary.
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
In 2013, Orion began discussions with the EPA and the U.S. Department of Justice (“DOJ”) about a potential settlement to resolve the NOVs received, which ultimately led to a consent decree executed between Orion Engineered Carbons LLC (for purpose of this Note Q. “Orion LLC”) and the United States (on behalf of the EPA), as well as the Louisiana Department of Environmental Quality. The consent decree (the “EPA CD”) became effective on June 7, 2018. The EPA CD resolves and settles the EPA’s claims of noncompliance set forth in the NOVs described above and in a respective complaint filed in court against Orion LLC by the United States immediately prior to the filing of the consent decree.
Under the EPA CD, Orion LLC had to install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities. In line therewith, Orion LLC installed emissions control technology to remove SO2, NOx and dust particles from tail gases at its Ivanhoe (Louisiana) facility in 2021 and emissions controls were installed in accordance with the EPA CD at Orion’s facility in Orange (Texas) in 2020. In fourth quarter of 2022, Orion LLC reached mechanical completion for the installation of emissions control technology to remove SO2, NOx and dust particles from tail gases at its Borger (Texas) facility. The installation of pollution control technology at its fourth and last U.S. manufacturing facility in Belpre (Ohio) has started and is scheduled to complete in 2023, in line with the EPA CD terms. The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years.
As of December 31, 2022, we have spent $277 million of capital expenditures related to the EPA CD of which approximately $80 million was received as an indemnity from Evonik.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of December 31, 2022, the Company had guarantees totaling $25.4 million issued by various financial institutions.
Note R. Segment Financial Information
Segment information
We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. We manage our business in two operating segments as follows:
•Rubber Carbon Black—Used in the reinforcement of rubber in tires and mechanical rubber goods, and

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
•Specialty Carbon Black—Used for protection, colorization and conductivity in coatings, polymers, batteries, printing and special applications.
Corporate includes income and expense that cannot be directly allocated to the business segments or are managed on the corporate level. This includes finance income and expenses, taxes and items with less bearing on the underlying core business.
Discrete financial information is available for each of the segments, and the chief operating decision maker (“CODM”) uses operating results of each operating segments for performance evaluation and resource allocation.
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, share-based compensation, and non-recurring items (such as, restructuring expenses, consulting fees related to Company strategy, legal settlement gain, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2022
Net sales from external customers	$1,355.5	$675.4	$—	$2,030.9
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	65.1	40.6	—	105.7
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Interest and other financial expense, net	—	—	39.9	39.9
Adjusted EBITDA	168.4	143.9	—	$312.3
Assets	$1,085.6	$647.1	$156.0	$1,888.7
Capital expenditures	134.1	98.7	—	232.8

2021
Net sales from external customers	$948.6	$598.2	$—	$1,546.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	59.0	45.1	—	104.1
Gain related to litigation settlement	—	—	(82.9)	(82.9)
Equity in earnings of affiliated companies, net of tax	0.7	—	—	0.7
Interest and other financial expense, net	—	—	38.0	38.0
Reclassification of actuarial losses from AOCI	—	—	4.8	4.8
Adjusted EBITDA	120.0	148.4	—	$268.4
Assets	$912.2	$582.1	$136.7	$1,631.0
Capital expenditures	149.1	65.6	—	214.7

2020
Net sales from external customers	$691.2	$445.2	$—	$1,136.4
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	57.0	39.6	—	96.6
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Interest and other financial expense, net	—	—	38.7	38.7
Reclassification of actuarial losses from AOCI	—	—	9.9	9.9
Adjusted EBITDA	90.0	110.0	—	$200.0
Assets	$789.3	$467.0	$133.5	$1,389.8
Capital expenditures	111.5	27.3	—	138.8

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements
A reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes for each of the periods presented is as follows:

	2022	2021	2020
	(In millions)
Income before earnings in affiliated companies and income taxes	$157.2	$185.7	$25.8
Corporate charges	9.0	18.0	28.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	105.7	104.1	96.6
Gain related to litigation settlement	—	(82.9)	—
Equity in earnings of affiliated companies, net of tax	0.5	0.7	0.5
Interest and other financial expense, net	39.9	38.0	38.7
Reclassification of actuarial losses from AOCI	—	4.8	9.9
Adjusted EBITDA	$312.3	$268.4	$200.0
Corporate charges includes the following:

	2022	2021	2020
	(In millions)
Expense related to COVID-19	—	—	3.9
Long Term Incentive Plan	7.7	5.2	4.4
EPA-related expenses	—	2.3	5.2
Environmental reserve accrual	(0.4)	7.2	—
Other non-operating	1.7	3.3	15.0
	$9.0	$18.0	$28.5
Geographic information:

Net sales	Years Ended December 31,
	2022	2021	2020
	(In millions)
Germany	$829.4	$648.6	$486.5
United States	564.9	405.1	289.5
South Korea	237.5	208.9	173.5
Brazil	156.3	100.1	64.8
China	114.2	92.7	60.1
South Africa	69.9	53.3	34.0
Other	25.3	24.9	19.5
Rest of Europe (1)	33.4	13.2	8.5
Total	$2,030.9	$1,546.8	$1,136.4
(1) Only a holding company is located in Luxembourg; no revenue is generated in the country of domicile.
For the year ended December 31, 2022, two customers accounted for 10% or more revenue in the Rubber segment aggregating to approximately $480.2 million in combined sales. For the years ended December 31, 2021 and 2020, one customer accounted for 10% or more revenue in the Rubber segment totaling approximately $218.6 million and $170.3 million, respectively.

Net sales to top ten customers	Years Ended December 31,
	2022	2021	2020
	(In millions)
Rubber segment	864.1	590.9	437.7
Specialty segment	177.0	148.7	100.8

Orion Engineered Carbons S.A
Notes to the Consolidated Financial Statements

Long-lived tangible assets(1)	December 31
	2022	2021
	(In millions)
Germany	$145.6	$149.5
Sweden	23.8	23.9
Italy	64.0	70.8
Poland	11.5	12.8
Rest of Europe	21.5	21.9
Subtotal Europe	266.4	278.9
United States	406.6	319.6
South Korea	101.1	109.1
South Africa	14.1	15.1
Brazil	17.9	15.4
China	109.9	53.2
Other	0.1	1.2
Total	$916.1	$792.5
(1) Long-lived assets include property, plant and equipment, net and right-of-use assets, net.
Note S. Related Parties
As of December 31, 2022, related parties primarily includes one joint venture that is accounted for using the equity method, “Deutsche Gaßrußwerke” (DGW).
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

	December 31,
	2022	2021
	(In millions)
Trade receivables	$0.9	$0.6
Trade payables	25.3	24.9

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Purchases	$157.1	$113.2	$68.8
Sales and services	5.6	5.7	1.6

Orion Engineered Carbons S.A
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2022.
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
Management conducted its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and discussion with the Company's Audit Committee, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
Audit Report of the Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Ernst & Young, has issued an audit report on management’s internal control over financial reporting which appears below.
Changes in Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Orion Engineered Carbons S.A
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Orion Engineered Carbons S.A.

Opinion on Internal Control over Financial Reporting

We have audited Orion Engineered Carbons S.A.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orion Engineered Carbons S.A. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

Orion Engineered Carbons S.A
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Directors and certain Governance information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Title

Corning F. Painter	60	Chief Executive Officer
Jeffrey Glajch	60	Chief Financial Officer
Sandra Niewiem	46	Senior Vice President, Global Specialty Carbon Black and EMEA Region
Pedro Riveros	52	Senior Vice President, Global Rubber Carbon Black and Americas Region
Carlos J. Quinones	58	Senior Vice President, Global Operations
Corning F. Painter—Mr. Painter became the CEO of Orion Engineered Carbons in September 2018. He is responsible for setting strategy and policy, developing leadership talent, meeting customer and shareholder commitments, and setting Company culture. Prior to joining Orion, he was the Executive Vice President for Industrial Gases at Air Products and Chemicals, a global industrial gas company from 2014 until he left the company in 2018. Prior to that he was Senior Vice Present of the Merchant Gases division of Air Products from 2013 to 2014. Mr. Painter joined Air Products in 1984 as a participant in a career development program and held various positions including Vice President, Global Electronics, Senior Vice President, Corporate Strategy and Technology, and Senior Vice President Supply Chain (operations, engineering, procurement, safety). He was based overseas in Asia and Europe for ten years. Mr. Painter has served on numerous non-profit boards. He holds a B.S. in chemical engineering degree from Carnegie-Mellon University and is a Certified Professional Engineer.
Jeffrey Glajch—Mr. Glajch joined Orion on April 18, 2022 as Chief Financial Officer. Mr. Glajch has over 30 years of experience leading corporate finance and accounting control functions for both public and private companies. Prior to joining Orion, he served as CFO for 13 years for Graham Corporation, a leading designer and manufacturer of vacuum and heat transfer equipment for energy markets and process industries. Prior to Graham Corporation, he held senior financial roles at a number of companies. Mr. Glajch has also served on numerous non-profit boards. He holds an MBA from Purdue University, a master’s degree in chemical engineering from Clarkson University and a bachelor’s degree in chemistry from Carnegie-Mellon University.
Sandra Niewiem—Dr. Niewiem was appointed Senior Vice President Global Specialty Carbon Black and EMEA Region in September 2019. She joined Orion in December 2013 and previously held the position of Vice President Global Product Management and Business Development Specialty Carbon Black. She has over 19 years of experience in process industries, engineering and industrial goods, and more than 13 years in management consulting at a global consulting firm. Dr. Niewiem holds an Economics Doctorate from European Business School and a Master’s in business administration from James Madison University, Virginia.
Pedro Riveros—Mr. Riveros joined Orion Engineered Carbons in the current role in June 2019. Immediately prior to Orion, he served in multiple business leadership roles at Air Products from 1994 to 2019 where his key areas of expertise included Business Strategy, Margin Enhancement, Productivity and Supply Chain Management. He has 25 years of experience in varied general management and business management roles in the industrial gas and chemicals area both in North and South America. Mr. Riveros holds a Bachelor’s degree in mechanical engineering from Rensselaer Polytechnic Institute, New York.
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

Orion Engineered Carbons S.A
Item 11. Executive Compensation
The information required by this item will be included in our proxy statement for the Company’s 2023 annual meeting of stockholders (the “2023 Proxy Statement”) and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

4.2
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

10.11
Tenth Amendment, dated as of May 26, 2022, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party hereto, each Lender party hereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders and UniCredit Bank AG in its capacity as exclusive coordinator, bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 4, 2022).

10.12+	Fixed Asset Loan Agreement, dated March 16, 2022, by and between Orion Engineered Carbons (Huaibei) Co., Ltd. and Bank of China Limited Shanghai Pilot Free Trade Zone Sub-Branch

10.13†	Orion Engineered Carbons S.A. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on August 5, 2014)

10.14†	Orion Engineered Carbons S.A. 2014 Non-Employee Director Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 5, 2014)

10.15†
Employment Agreement, dated as of September 2, 2018, by and between Corning Painter and Orion Engineered Carbons S.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

10.16†
Restrictive Covenants Agreement, dated as of September 2, 2018, by and between Corning Painter and Orion Engineered Carbons S.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

10.17†
Restricted Stock Unit Award (sign-on grant), dated as of November 4, 2019, by and between Corning Painter and Orion Engineered Carbons S.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

10.18†	Form of PSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

10.19†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

10.20†	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of Ernst & Young GmbH Wirtschaftsprüfungsgesellschaft

Orion Engineered Carbons S.A

31.1	Certification by Corning F. Painter pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Jeffrey Glajch pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Corning F. Painter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey Glajch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Certain confidential information — identified by bracketed asterisks “[****]” — has been omitted from this exhibit pursuant to Item 601 (b)(10) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential

†	Management compensatory arrangement

Orion Engineered Carbons S.A
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ENGINEERED CARBONS S.A.

February 23, 2023	By	/s/ Corning F. Painter
Name: Corning F. Painter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corning F. Painter	Chief Executive Officer (Principal Executive Officer)
Corning F. Painter		February 23, 2023

/s/ Jeffrey Glajch	Chief Financial Officer (Principal Financial Officer)
Jeffrey Glajch		February 23, 2023

/s/ Kerry A. Galvin	Director
Kerry A. Galvin		February 23, 2023

/s/ Paul Huck	Director
Paul Huck		February 23, 2023

/s/ Mary Lindsey	Director
Mary Lindsey		February 23, 2023

/s/ Didier Miraton	Director
Didier Miraton		February 23, 2023

/s/ Yi Hyon Paik	Director
Yi Hyon Paik		February 23, 2023

/s/ Dan F. Smith	Director
Dan F. Smith		February 23, 2023

/s/ Hans Dietrich Winkhaus	Director
Hans Dietrich Winkhaus		February 23, 2023

/s/ Michel Wurth	Director
Michel Wurth		February 23, 2023

/s/ Anthony L. Davis	Director
Anthony L. Davis		February 23, 2023