Form 10-Q
period 2023-03-31
Orion Engineered Carbons S.A.
filed 2023-05-04
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36563
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                            Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 58,866,903 shares of common stock outstanding as of May 1, 2023.

Orion Engineered Carbons S.A.

Orion Engineered Carbons S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022
	(In millions, except share and per share data)
Net sales	$500.7	$484.5
Cost of sales	364.3	366.6
Gross profit	136.4	117.9

Selling, general and administrative expenses	57.7	57.5
Research and development costs	6.2	5.5
Other (income) expenses, net	(1.0)	0.3
Income from operations	73.5	54.6

Interest and other financial expense, net	15.2	8.4
Reclassification of actuarial gain from AOCI	(2.2)	—
Income before earnings in affiliated companies and income taxes	60.5	46.2

Income tax expense	18.3	13.8
Earnings in affiliated companies, net of tax	0.1	0.1
Net income	$42.3	$32.5

Weighted-average shares outstanding (in thousands):
Basic	60,287	60,879
Diluted	60,623	61,019
Earnings per share:
Basic	$0.70	$0.53
Diluted	$0.70	$0.53
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net income	$42.3	$32.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7.3)	11.8
Net gains (losses) on derivatives	(1.8)	13.0
Defined benefit plans, net	(1.4)	0.1
Other comprehensive income (loss)	(10.5)	24.9
Comprehensive income	$31.8	$57.4
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$76.8	$60.8
Accounts receivable, net	335.2	367.8
Inventories, net	271.0	277.9
Income tax receivables	13.0	5.2
Prepaid expenses and other current assets	61.3	66.8
Total current assets	757.3	778.5
Property, plant and equipment, net	832.2	818.5
Right-of-use assets	99.1	97.6
Goodwill	74.9	73.4
Intangible assets, net	27.3	27.8
Investment in equity method affiliates	5.2	5.0
Deferred income tax assets	41.1	29.1
Other assets	51.7	58.8
Total non-current assets	1,131.5	1,110.2
Total assets	$1,888.8	$1,888.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$184.4	$184.1
Current portion of long term debt and other financial liabilities	230.2	258.3
Accrued liabilities	32.7	44.7
Income taxes payable	36.8	31.3
Other current liabilities	46.7	34.4
Total current liabilities	530.8	552.8
Long-term debt, net	664.6	657.0
Employee benefit plan obligation	51.6	50.0
Deferred income tax liabilities	80.2	70.0
Other liabilities	100.6	99.5
Total non-current liabilities	897.0	876.5
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 59,416,191 and 60,571,556 shares	85.3	85.3
Treasury stock, at cost, 1,576,068 and 420,703	(35.2)	(8.8)
Additional paid-in capital	73.9	76.4
Retained earnings	360.0	319.0
Accumulated other comprehensive loss	(23.0)	(12.5)
Total stockholders' equity	461.0	459.4
Total liabilities and stockholders' equity	$1,888.8	$1,888.7
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Cash Flows
87

	Three Months Ended March 31,
	2023	2022
	(In millions)
Cash flows from operating activities:
Net income	$42.3	$32.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	25.7	27.3
Amortization of debt issuance costs	0.6	0.4
Share-based incentive compensation	2.1	1.5
Deferred tax provision	1.1	2.6
Foreign currency transactions	0.8	(5.6)
Reclassification of actuarial gain from AOCI	(2.2)	—
Changes in operating assets and liabilities, net:
Trade receivables	35.4	(83.6)
Inventories	5.7	(25.6)
Trade payables	1.4	20.7
Other provisions	(12.7)	(13.7)
Income tax liabilities	(4.1)	6.2
Other assets and liabilities, net	12.0	9.5
Net cash provided by (used in) operating activities	108.1	(27.8)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(30.5)	(48.8)
Net cash used in investing activities	(30.5)	(48.8)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	1.8	0.9
Repayments of long-term debt	(0.8)	(0.8)
Cash inflows related to current financial liabilities	30.8	90.4
Cash outflows related to current financial liabilities	(63.7)	(37.9)
Dividends paid to shareholders	(1.3)	(1.2)
Repurchase of common stock under Stock Repurchase Program	(29.3)	—
Net cash provided by (used in) financing activities	(62.5)	51.4
Increase (decrease) in cash, cash equivalents and restricted cash	15.1	(25.2)
Cash, cash equivalents and restricted cash at the beginning of the period	63.4	68.5
Effect of exchange rate changes on cash	0.9	0.7
Cash, cash equivalents and restricted cash at the end of the period	79.4	44.0
Less restricted cash at the end of the period	2.6	2.7
Cash and cash equivalents at the end of the period	$76.8	$41.3
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock						Total
(In millions, except share and per share amounts)			Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at January 1, 2023			60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4
Net income			—	—	—	—	42.3	—	42.3
Other comprehensive loss, net of tax			—	—	—	—	—	(10.5)	(10.5)
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
Repurchases of Common stock			(1,286,915)	—	(29.3)	—	—	—	(29.3)
Share based compensation			—	—	—	2.1	—	—	2.1
Issuance of stock under equity compensation plans			131,550	—	2.9	(4.6)	—	—	(1.7)
Balance at March 31, 2023			59,416,191	85.3	(35.2)	73.9	360.0	(23.0)	461.0

Balance at January 1, 2022			60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7
Net income			—	—	—	—	32.5	—	32.5
Other comprehensive income, net of tax			—	—	—	—	—	24.9	24.9
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Share based compensation			—	—	—	1.5	—	—	1.5
Balance at March 31, 2022			60,656,076	85.3	(6.3)	72.9	249.1	(23.6)	377.4
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion Engineered Carbons S.A.’s unaudited Condensed Consolidated Financial Statements include Orion Engineered Carbons S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report in Form 10-K for the year ended December 31, 2022.
The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Accounts receivable	$338.1	$370.4
Expected credit losses	(2.9)	(2.6)
Accounts receivable, net of expected credit losses	$335.2	$367.8
Note C. Inventories
Inventories, net of reserves, are as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Raw materials, consumables and supplies, net	$103.9	$108.3
Finished goods, net	167.1	169.6
Inventories, net	$271.0	$277.9
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.7)	(0.7)
Other short-term debt and obligations	227.9	256.0
Current portion of long-term debt and other financial liabilities	230.2	258.3
Non-current
Term-Loan	618.7	613.2
Deferred debt issuance costs - Term-Loan	(3.6)	(3.7)
China Term loan	49.5	47.5
Long-term debt, net	664.6	657.0
Total	$894.8	$915.3
a.Revolving credit facility
The capacity under our revolving credit facility (“RCF”) is €350 million ($380.6 million).
As of March 31, 2023 and December 31, 2022, borrowing under the RCF was $54.4 million and $53.3 million, respectively. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
As of March 31, 2023 and December 31, 2022, availability under the RCF was $196.8 million and $165.9 million, respectively.
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
As of March 31, 2023 and December 31, 2022, committed ancillary credit facilities totaled $291.7 million and $286.1 million, respectively.
b.Other Short-Term borrowings and Obligations
Other short-term debt and obligations are as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Revolving credit facility	$54.4	$53.3

Ancillary credit facilities
OEC GmbH outstanding borrowings	118.1	148.7
OEC LLC outstanding borrowings	5.3	5.4

Uncommitted local lines of credit:
Korea (capacity $44.0 million)	—	—
Brazil (capacity $3.2 million)	—	2.9
China working capital	4.4	1.5
Korea working capital loan	7.7	7.9
Repurchase agreement	38.0	36.3

Total of Other short-term debt and obligations	$227.9	$256.0

Supplemental information:
Total ancillary capacity - EUR	€268.3	€268.3
Total ancillary capacity - U.S. $	$291.7	$286.1
As of March 31, 2023, we are in compliance with our debt covenants.
Accounts Receivable Factoring Facilities―We entered into agreements with various third-party financial institutions for the sale of certain Accounts receivable. We have concluded that there would generally be no risk of loss to us from non-payment of the sold receivables because:
•The transferred financial assets have been isolated beyond the reach of our creditors, even in bankruptcy or other receivership;
•The party purchasing accounts receivables has the right to pledge and or exchange the transferred assets without restrictions; and
•We do not retain effective control over the transferred financial assets.
In the Condensed Consolidated Statements of Operations, the loss on receivables sale is reflected in Other expenses, net.
As of March 31, 2023, the gross amount of receivables sold was $68.9 million. No sales were made during 2022.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report in Form 10-K for the year ended December 31, 2022.
Note E. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of March 31, 2023 or December 31, 2022.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	March 31, 2023		December 31, 2022		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$40.9	$197.0	$46.6	Other financial assets (non-current)
Interest rate swaps	299.1	8.7	293.3	9.6	Other financial assets (non-current)
Total	$496.1	$49.6	$490.3	$56.2
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Condensed Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during 2023 or 2022.
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Short-term and Long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$621.7	$610.3	$616.2	$596.8
China Term loan	49.5	44.9	47.5	42.9
Total	$671.2	$655.2	$663.7	$639.7
Term-Loan and China Term loan in the table above are classified as Level 2.
At both March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Mar 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2023	2022	2023	2022
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(2.2)	$12.6	$0.4	$0.5	Interest and other financial expense, net
Interest rate swaps	(0.9)	5.9	—	—	Interest and other financial expense, net
Total	$(3.1)	$18.5	$0.4	$0.5
Our cross currency swaps and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term-Loan and mature in September 2028. The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Condensed Consolidated Statement of Operations in the next twelve months is approximately $1.7 million.
See “Note K. Financial Instruments and Fair Value Measurement”, included in our Annual Report in Form 10-K for the year ended December 31, 2022, for additional information relating to our derivatives instruments.
Note F. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension costs include the following:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Service cost	$0.3	$0.3
Interest cost	0.6	0.4
Amortization of actuarial (gain)	(2.2)	—
Net periodic pension cost	$(1.3)	$0.7
Service costs were recorded in Income from operations in Selling, general and administrative expenses and interest costs were recorded in Interest and other financial expense, net.
The amortization of actuarial (gain) losses, associated with the pension obligations recorded in prior years, in Accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably in the Condensed Consolidated Statements of Operations.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2023	$(47.5)	$24.4	$10.6	$(12.5)
Other comprehensive income (loss) before reclassifications	(7.8)	(3.3)	—	(11.1)
Income tax effects	0.5	1.0	—	1.5
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	0.2	0.1	0.3
Balance at March 31, 2023	$(54.8)	$22.6	$9.2	$(23.0)

Balance at January 1, 2022	$(34.1)	$(10.8)	$(3.6)	$(48.5)
Other comprehensive loss before reclassifications	11.2	18.7	—	29.9
Income tax effects before reclassifications	0.6	(6.0)	—	(5.4)
Currency translation AOCI	—	0.3	0.1	0.4
Balance at March 31, 2022	$(22.3)	$2.2	$(3.5)	$(23.6)
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2023	2022
	(In millions, except share and per share data)
Net income attributable to ordinary equity holders	$42.3	$32.5
Weighted average number of Common stock (in thousands)	60,287	60,879
Basic EPS	$0.70	$0.53
Dilutive effect of share based payments (in thousands)	336	140
Weighted average number of diluted Common stock (in thousands)	60,623	61,019
Diluted EPS	$0.70	$0.53
Note I. Income Taxes
The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. Valuation allowances are provided against any future tax benefits that arise from losses in jurisdictions for which no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and by the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.
Income tax expense for the three months ended March 31, 2023 and 2022 were $18.3 million and $13.8 million, respectively.

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2023	2022
Effective income tax rates	30.2%	29.8%
The increase in our effective tax rate for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to the projected earnings mix by geography and tax jurisdiction.
Note J. Commitments and Contingencies
Restructuring—In 2016, the Company ceased operations at its plant in Ambes, France as part of the restructuring of its Rubber business segment. Expenses related to the closing include personnel costs, demolition, removal costs and remediation costs. Total estimated and recognized costs and total remaining costs to be paid as of March 31, 2023 are $46.5 million and $3.8 million, respectively. Orion's reserves for the ceased operation at Ambes are reflected in Accrued liabilities on the Condensed Consolidated Balance Sheets. Orion has accrued liabilities for personnel expenses of $3.3 million and $3.2 million, and for ground remediation costs of $0.5 million and $0.6 million, as of March 31, 2023 and December 31, 2022, respectively.
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
City of Hürth, Germany (Stadtwerke Hürth/Hürth municipal utilities)—In 2020, one of our wholly-owned subsidiaries and the City of Hürth entered into a long-term steam supply contract. The Hürth municipality financed certain turbines and infrastructure, which are operated by us under a finance lease agreement. In addition, we entered into a long-term supply agreement with the City of Hürth for delivery of heat. Since the fourth quarter of 2020, the City of Hürth has not fully honored the contractually stipulated calculation for heat deliveries, amongst other stipulations. As a result, Orion has open receivables from the City of Hürth totaling $10.8 million and $9.8 million as of March 31, 2023 and December 31, 2022, respectively. The City of Hürth argues it has open claims of approximately $8.2 million and $7.0 million related to lease payments as of March 31, 2023 and December 31, 2022, respectively. Orion is in negotiations with the City of Hürth but is prepared to pursue its rights vigorously through legal enforcement if necessary.
EPA Action—Under the EPA CD, Orion LLC had to install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities. In line therewith, Orion LLC installed emissions control technology to remove SO2, NOx and dust particles from tail gases at its Ivanhoe (Louisiana) facility in 2021 and emissions controls were installed in accordance with the EPA CD at Orion’s facility in Orange (Texas) in 2020. In first quarter of 2023, Orion LLC commissioned emissions control technology to remove SO2, NOx and dust particles from tail gases at its Borger (Texas) facility. The installation of pollution control technology at its fourth and last U.S. manufacturing facility in Belpre (Ohio) has started and is scheduled to complete in 2023, in line with the EPA CD terms. The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years.
As of March 31, 2023, we have spent $285 million on capital expenditures related to the EPA CD of which approximately $80 million was received as an indemnity payment from Evonik.
For further discussion on EPA Action refer to “Note Q. Commitments and Contingencies”, included in our Annual Report in Form 10-K for the year ended December 31, 2022.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the debt agreements. As of March 31, 2023, the Company had guarantees totaling $25.5 million issued by various financial institutions.

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
Corporate includes income and expenses that cannot be directly allocated to the business segments or that are managed at the corporate level. This includes finance income and expenses, taxes and items with less bearing on the underlying core business.
Discrete financial information is available for each of the segments and the Chief Operating Decision Maker (“CODM”) uses operating results of each operating segment for performance evaluation and resource allocation.
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, share-based compensation, and non-recurring items (such as restructuring expenses, consulting fees related to Company strategy, legal settlements gains, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results for the three months ended March 31, 2023 and 2022 are as follows:

	Rubber	Specialties	Corporate	Total
	(In millions)
2023
Net sales from external customers	$338.7	$162.0	$—	$500.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	15.8	9.9	—	25.7
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(15.2)	(15.2)
Reclassification of actuarial gain from AOCI			2.2	2.2
Adjusted EBITDA	63.8	37.3	—	101.1

2022
Net sales from external customers	$306.9	$177.6	$—	$484.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	16.5	10.8	—	27.3
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(8.4)	(8.4)
Adjusted EBITDA	40.7	42.5	—	83.2

Orion Engineered Carbons S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Income before earnings in affiliated companies and income taxes	$60.5	$46.2
Corporate charges	1.8	1.2
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	25.7	27.3
Equity in earnings of affiliated companies, net of tax	0.1	0.1
Interest and other financial expense, net	15.2	8.4
Reclassification of actuarial gain from AOCI	(2.2)	—
Adjusted EBITDA	$101.1	$83.2
Corporate charges include the following:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Long term incentive plan	$2.1	$1.5
Other non-operating	(0.3)	(0.3)
Corporate Charges	$1.8	$1.2

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2023 and 2022 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
•Net Working Capital—Inventories, net, plus Accounts receivable, net, minus Accounts payable.
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

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following tables present a reconciliation of each Non-GAAP measure to the most directly comparable GAAP measure:
Reconciliation of Gross profit per metric ton:

	Three Months Ended March 31,
	2023	2022	Delta
	(In millions)			%
Net sales	$500.7	$484.5	$16.2	3.3
Cost of sales	(364.3)	(366.6)	2.3	(0.6)
Gross profit	$136.4	$117.9	$18.5	15.7
Volume (in kmt)	233.5	253.2	(19.7)	(7.8)
Gross profit per metric ton	$584.2	$465.6	$118.6	25.5
Reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022	Delta
	(In millions)			%
Net income	$42.3	$32.5	$9.8	30.2
Add back Income tax expense	18.3	13.8	4.5	32.6
Add back Equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)	—	—
Income before earnings in affiliated companies and income taxes	60.5	46.2	14.3	31.0
Add back Interest and other financial expense, net	15.2	8.4	6.8	81.0
Add back Reclassification of actuarial gain from AOCI	(2.2)	—	(2.2)	—
Income from operations	73.5	54.6	18.9	34.6
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	25.7	27.3	(1.6)	(5.9)
EBITDA	99.2	81.9	17.3	21.1
Equity in earnings of affiliated companies, net of tax	0.1	0.1	—	—
Long term incentive plan	2.1	1.5	0.6	40.0
Other adjustments	(0.3)	(0.3)	—	—
Adjusted EBITDA	$101.1	$83.2	$17.9	21.5
Adjusted EBITDA Specialty Carbon Black	$37.3	$42.5	$(5.2)	(12.2)
Adjusted EBITDA Rubber Carbon Black	$63.8	$40.7	$23.1	56.8

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,		Year-Over Year
	2023	2022	Delta
	(In millions)			%
Net sales	$500.7	$484.5	$16.2	3.3
Cost of sales	364.3	366.6	(2.3)	(0.6)
Gross profit	136.4	117.9	18.5	15.7
Selling, general and administrative expenses	57.7	57.5	0.2	0.3
Research and development costs	6.2	5.5	0.7	12.7
Other (income) expenses, net	(1.0)	0.3	(1.3)	(433.3)
Income from operations	73.5	54.6	18.9	34.6
Interest and other financial expense, net	15.2	8.4	6.8	81.0
Reclassification of actuarial gain from AOCI	(2.2)	—	(2.2)	N/A
Income before earnings in affiliated companies and income taxes	60.5	46.2	14.3	31.0
Income tax expense	18.3	13.8	4.5	32.6
Earnings in affiliated companies, net of tax	0.1	0.1	—	—
Net income	42.3	32.5	9.8	30.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7.3)	11.8	(19.1)	(161.9)
Net gains (losses) on derivatives	(1.8)	13.0	(14.8)	(113.8)
Defined benefit plans, net	(1.4)	0.1	(1.5)	(1,500.0)
Total other comprehensive (loss) income, net of tax	(10.5)	24.9	(35.4)	(142.2)
Comprehensive income	$31.8	$57.4	$(25.6)	(44.6)
Net sales
Net sales increased by $16.2 million, or 3.3%, in the first quarter of 2023 to $500.7 million, compared to the first quarter of 2022, primarily driven by strong improvements in 2023 negotiated Rubber carbon black price. Specialty carbon black product mix was favorable. Those gains were partially offset by lower volume.
Volume in both segments decreased in aggregate by 19.7 kmt in the first quarter of 2023 to 233.5 kmt, compared to the first quarter of 2022. The decrease in Specialty carbon black was due to the economic slowdown in our lower profitability end markets, while a smaller reduction in Rubber carbon black volume was due to short-term demand and customer turnarounds.
Cost of sales
Cost of sales decreased by $2.3 million, or 0.6%, to $364.3 million in the first quarter of 2023, compared to the first quarter of 2022, primarily due to lower volume and production-associated costs.
Gross profit
Gross profit increased by $18.5 million, or 15.7%, to $136.4 million and gross profit per metric ton increased by 25.5% to $584.2, year over year. The increase was primarily driven by improved contractual Rubber carbon black price and favorable Specialty carbon black mix and timing benefits. Those were partially offset by lower volume in both segments. Higher margins per ton resulted from price increases in Rubber carbon black to recover environmental and reliability-related capital expenditures and an improved mix in Specialty carbon black.
Selling, general and administrative expenses
Selling, general and administrative expenses remained flat in the first quarter of 2023 compared to the first quarter of 2022.
Provision for income taxes
For the three months ended March 31, 2023, the Company recognized Income before earnings in affiliated companies and income taxes of $60.5 million, compared to $46.2 million in the three months ended March 31, 2022. The provision for income taxes was an expense of $18.3 million and $13.8 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023, was flat, as compared to the three months ended March 31, 2022.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased in the first quarter of 2023 by $17.9 million, or 21.5%, to $101.1 million, year over year.
The increase was driven by improved Rubber carbon black price and favorable Specialty carbon black product mix, partially offset by lower volume in both segments.
Comprehensive Income
Comprehensive income decreased by $25.6 million in the first quarter of 2023 compared to the first quarter of 2022. The activities from the components of Comprehensive income are discussed below:
•$19.1 million of net unfavorable impacts of unrealized changes in foreign currency translation adjustments primarily due to the weakening of the U.S. dollar relative to the euro.
•$14.8 million of net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$1.5 million of net unfavorable changes in defined pension and other post-retirement benefits.
These decreases were partially offset by $9.8 million of higher net income in the first quarter of 2023 compared to the first quarter of 2022.
Segment Discussion
Our operations are managed through two reportable segments, Specialty carbon black and Rubber carbon black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2023	2022	Delta
	(In millions)			%
Specialty carbon black
Net sales	$162.0	$177.6	$(15.6)	(8.8)
Cost of sales	109.9	120.0	(10.1)	(8.4)
Gross profit	$52.1	$57.6	$(5.5)	(9.5)
Volume (kmt)	53.0	65.6	(12.6)	(19.2)
Adjusted EBITDA	$37.3	$42.5	$(5.2)	(12.2)
Adjusted EBITDA margin (%)	23.0	23.9	(0.9)	(3.8)

Rubber carbon black
Net sales	$338.7	$306.9	$31.8	10.4
Cost of sales	254.4	246.6	7.8	3.2
Gross profit	$84.3	$60.3	$24.0	39.8
Volume (kmt)	180.5	187.6	(7.1)	(3.8)
Adjusted EBITDA	$63.8	$40.7	$23.1	56.8
Adjusted EBITDA margin (%)	18.8	13.3	5.5	41.4
Specialty Carbon Black
Net sales decreased by $15.6 million, or 8.8%, year over year, to $162.0 million for the three months ended March 31, 2023. The net sales decrease was primarily driven by reduced sales volume in low end markets, partially offset by favorable product mix.
Volume decreased by 12.6 kmt, or 19.2%, year over year, to 53.0 kmt for the three months ended March 31, 2023. Volumes were lower primarily due to the economic slowdown in all major ends markets and price competition.
Gross profit, for the three months ended March 31, 2023, decreased by $5.5 million, or 9.5%, year over year, to $52.1 million, primarily due to improved price, favorable timing benefits and product mix, partially offset by lower sales volume.
Year over year, Adjusted EBITDA for the three months ended March 31, 2023 decreased by $5.2 million, or 12.2%, to $37.3 million, primarily driven by volume reduction, partially offset by improved gross profit margins.

Orion Engineered Carbons S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
For the three months ended March 31, 2023, Adjusted EBITDA margin decreased by 90 basis points, year over year, to 23.0%.
Rubber Carbon Black
Net sales increased by $31.8 million, or 10.4%, year over year, to $338.7 million for the three months ended March 31, 2023. The increase was primarily due to contractual price increases, partially offset by the lower volume.
Volume decreased by 7.1 kmt, or 3.8%, year over year, to 180.5 kmt for the three months ended March 31, 2023 due to timing of customer shutdowns.
Gross profit increased by $24.0 million, or 39.8%, year over year, to $84.3 million for the three months ended March 31, 2023. The increase was primarily driven by improved contractual price and favorable product mix, partially offset by lower volume. Higher margins resulted from price increases to recover environmental and reliability-related Capital expenditures.
Adjusted EBITDA increased by $23.1 million, or 56.8%, year over year, to $63.8 million for the three months ended March 31, 2023. The increase was primarily due to contractual price improvement, which resulted in improved gross profit margins, partially offset by lower volume.
For the three months ended March 31, 2023, Adjusted EBITDA margin rose 550 basis points to 18.8%, year over year.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$108.1	$(27.8)
Net cash used in investing activities	(30.5)	(48.8)
Net cash provided by (used in) financing activities	(62.5)	51.4
2023
Net cash provided by operating activities during the three months ended March 31, 2023 was $108.1 million. The cash provided by operating activities primarily reflects changes in working capital and higher Net income. Change in working capital includes $68.9 million sale of certain accounts receivables, discussed in Note D. Debt and Other Obligations.
Net cash used in investing activities in the three months ended March 31, 2023 amounted to $30.5 million. These expenditures were composed of a combination of safety, maintenance-related and growth investments, as well as $8.4 million of expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash used in financing activities during the three months ended March 31, 2023 amounted to $62.5 million. These outflows primarily consisted of $32.9 million related to repayment of our ancillary credit facilities and $29.3 million for repurchase of common stock under the Stock Repurchase Program.
2022
Net cash used in operating activities for the three months ended March 31, 2022, amounted to $27.8 million. The cash used in operating activities primarily reflects changes in working capital, partially offset by higher net income.
Net cash used in investing activities for the three months ended March 31, 2022, amounted to $48.8 million. These expenditures were comprised of a combination of safety, maintenance-related, and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities for the three months ended March 31, 2022, amounted to $51.4 million. Cash inflows during the three months of $52.5 million were primarily related to net drawings under our senior secured revolving credit facilities (“RCF”), partially offset by scheduled debt repayments.

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
As of March 31, 2023, the company had total liquidity of $344.0 million, including cash and equivalents of $76.8 million, $196.8 million availability under our revolving credit facility, including ancillary lines, $23.2 million undrawn on the Term-loan for Huaibei, China, and $47.2 million of capacity under other available credit lines. Net debt was $822.3 million, and net leverage was 2.49x.
Net working capital (A Non-GAAP Financial Measure)
We define Net working capital as the sum total of current Accounts receivable, net and Inventories, net less Accounts payable. Net working capital is a non-GAAP financial measure and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net working capital. The following table sets forth the principal components of our Net working capital as of the dates indicated.

	March 31, 2023	December 31, 2022
	(In millions)
Accounts receivable, net	$335.2	$367.8
Inventories, net	271.0	277.9
Accounts payable	(184.4)	(184.1)
Net working capital	$421.8	$461.6
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
Our Net working capital decreased from $461.6 million as of December 31, 2022, to $421.8 million as of March 31, 2023. The components of working capital were:
•Accounts receivable, net—Improved payment terms and accounts receivables factoring of certain customers. See Note D. Debt and Other Obligations to the accompanying Condensed Consolidated Financial Statements for further information related to the Company’s factoring agreements.
•Inventories, net—Lower oil prices and decrease in production to due to lower demand.
•Accounts payable—Remained flat.
Capital expenditures (A Non-GAAP Financial Measure)
We define Capital expenditures as cash paid for the Acquisition of property, plant and equipment. We plan to finance our capital expenditures with cash generated by our operating activities and/or utilizing existing debt capacity. We currently do not have any material commitments to make capital expenditures and do not plan to make capital expenditures outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements.

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
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure,” “believe,” “confident,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “objectives,” “outlook,” “probably,” “project,” “will,” “seek,” “target,” “to be” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
•our strategies for (i) strengthening our position in Specialty carbon black or Rubber carbon black, (ii) increasing our Specialty or Rubber carbon black margins and (iii) strengthening the competitiveness of our operations;
•our cash flow projections;
•the installation and operation of pollution control technology in our United States (“U.S.”) manufacturing facilities pursuant to the U.S. Environmental Protection Agency (“EPA”) consent decree;
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
•the potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion Engineered Carbons S.A. (a Luxembourg incorporated entity) in the U.S. or elsewhere outside Luxembourg; and
•any current or future changes to disclosure requirements and obligations, related audit requirements and our ability to comply with such obligations and requirements.
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” and in “Note Q. Commitments and Contingencies” to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation in our Annual Report in Form 10-K for the year ended December 31, 2022 and in our quarterly reports in Form 10-Q and the unaudited Condensed Consolidated Financial Statements contained therein. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, as a result of new information, future events or other information, other than as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended March 31, 2023 does not differ materially from that discussed under “Item 7A” in our 2022 Form 10-K.
Item 4. Controls and Procedures
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Orion Engineered Carbons S.A.
PART II
Item 1. Legal Proceedings
We become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as employment related claims and asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. With respect to our settlement of the EPA’s enforcement initiative and the arbitration proceedings with Evonik see “Item 1. Business—Environmental, Health and Safety Matters—Environmental—Environmental Proceedings.” and “Item 1A. Risk Factors—Legal and Regulatory Matter—Litigation or legal proceedings could expose us to significant liabilities and thus adversely affect our business, financial condition, results of operations and cash flows.” as well as “Item 1A. Risk Factors—Legal and Regulatory Matter—We may not be able to protect our intellectual property rights successfully” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and which are incorporated herein by reference. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain and we offer no assurances as to the outcome of any of these matters or their effect on the Company.
Item 1A. Risk Factors
The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report in Form 10-K for the year ended December 31, 2022.
Risks Related to Indebtedness, Currency Exposure and Other Financial Matters
Disruptions in credit and capital markets may make it more difficult for us and our suppliers and customers to borrow money or raise capital.
Disruptions in the credit markets may result in less credit being made available by banks and other lending institutions. In 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control and was appointed receiver of certain banks in the United States, after those banks were unable to continue its operations. The banking issues in the United States also led to concerns about certain international bank groups. Although we do not hold any of our funds at these banks, if the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions, and measures taken, or not taken, by governments, businesses and other organizations in response to these events could have an adverse impact on our ability to obtain financing for our business and acquisitions or to pursue other business plans or make necessary investments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Furthermore, the inability of our customers to obtain credit facilities or capital market financing, or to access their funds, could adversely impact their ability to fund their respective businesses and perform their obligations to us, which in turn could have an adverse impact on our business, financial condition and results of operations. Additionally, recent volatility in the banking market may adversely affect our business by reducing our sales and increasing our exposure to bad debt, while the inability of our suppliers to access adequate financing may adversely affect our business by increasing prices for raw materials, energy and transportation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total number of stock purchased	Average price paid per stock	Total dollar value of stocks purchased as part of publicly announced plans ($ in millions)	Maximum approximate dollar value of stocks yet be purchased ($ in millions)
January 1 — 31, 2023	411,351	$19.34	$8.0
February 1 — 28, 2023	251,177	22.69	5.7
March 1 — 31, 2023	624,387	25.09	15.6
Total	1,286,915		$29.3	$16.4
Item 3. Defaults Upon Senior Securities
None

Orion Engineered Carbons S.A.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit Number		Description

10.1	†	Orion Engineered Carbons S.A. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on March 27, 2023).

10.2	†	Orion Engineered Carbons S.A. 2023 Non-Employee Director Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed on March 27, 2023).

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS		Inline XBRL Instance Document.

101.SCH		Inline XBRL Taxonomy Extension Schema.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF		Inline XBRL Taxonomy Extension Definition Document.

104.0		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management compensatory arrangement

Orion Engineered Carbons S.A.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ENGINEERED CARBONS S.A.

May 4, 2023	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer