Form 10-Q
period 2023-06-30
Orion S.A.
filed 2023-08-09
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36563
ORION S.A.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 58,475,905 shares of common stock outstanding as of August 4, 2023.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net sales	$458.8	$541.2	$959.5	$1,025.7
Cost of sales	341.7	421.4	706.0	788.0
Gross profit	117.1	119.8	253.5	237.7

Selling, general and administrative expenses	55.0	59.7	112.7	117.2
Research and development costs	5.9	5.9	12.1	11.4
Other (income) expenses, net	(2.7)	1.3	(3.7)	1.6
Income from operations	58.9	52.9	132.4	107.5

Interest and other financial expense, net	13.5	10.5	28.7	18.9
Reclassification of actuarial gain from AOCI	(2.3)	—	(4.5)	—
Income before earnings in affiliated companies and income taxes	47.7	42.4	108.2	88.6

Income tax expense	17.8	12.8	36.1	26.6
Earnings in affiliated companies, net of tax	0.2	0.1	0.3	0.2
Net income	$30.1	$29.7	$72.4	$62.2

Weighted-average shares outstanding (in thousands):
Basic	59,012	60,807	59,646	60,880
Diluted	59,510	61,010	60,085	61,237
Earnings per share:
Basic	$0.51	$0.49	$1.21	$1.02
Diluted	$0.51	$0.49	$1.20	$1.02
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net income	$30.1	$29.7	$72.4	$62.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5.2)	(18.8)	(12.5)	(7.0)
Net gains (losses) on derivatives	(0.4)	8.5	(2.2)	21.5
Defined benefit plans, net	(1.5)	0.1	(2.9)	0.2
Other comprehensive income (loss)	(7.1)	(10.2)	(17.6)	14.7
Comprehensive income	$23.0	$19.5	$54.8	$76.9
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$77.3	$60.8
Accounts receivable, net	269.6	367.8
Inventories, net	268.6	277.9
Income tax receivables	15.2	5.2
Prepaid expenses and other current assets	68.8	66.8
Total current assets	699.5	778.5
Property, plant and equipment, net	838.8	818.5
Right-of-use assets	112.2	97.6
Goodwill	74.8	73.4
Intangible assets, net	25.8	27.8
Investment in equity method affiliates	5.3	5.0
Deferred income tax assets	35.6	29.1
Other assets	51.2	58.8
Total non-current assets	1,143.7	1,110.2
Total assets	$1,843.2	$1,888.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$170.3	$184.1
Current portion of long-term debt and other financial liabilities	189.0	258.3
Accrued liabilities	35.8	44.7
Income taxes payable	34.5	31.3
Other current liabilities	46.5	34.4
Total current liabilities	476.1	552.8
Long-term debt, net	666.9	657.0
Employee benefit plan obligation	51.8	50.0
Deferred income tax liabilities	73.7	70.0
Other liabilities	110.5	99.5
Total non-current liabilities	902.9	876.5
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 58,640,846 and 60,571,556 shares	85.3	85.3
Treasury stock, at cost, 2,351,413 and 420,703	(54.0)	(8.8)
Additional paid-in capital	75.3	76.4
Retained earnings	387.7	319.0
Accumulated other comprehensive loss	(30.1)	(12.5)
Total stockholders' equity	464.2	459.4
Total liabilities and stockholders' equity	$1,843.2	$1,888.7
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Statements of Cash Flows
7

	Six Months Ended June 30,
	2023	2022
	(In millions)
Cash flows from operating activities:
Net income	$72.4	$62.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	52.9	54.7
Amortization of debt issuance costs	1.3	0.8
Share-based incentive compensation	4.7	3.1
Deferred tax provision	1.4	4.1
Foreign currency transactions	4.9	(13.4)
Reclassification of actuarial gain from AOCI	(4.5)	—
Other operating non-cash items, net	(0.5)	(0.9)
Changes in operating assets and liabilities, net:
Trade receivables	99.0	(137.8)
Inventories	6.2	(68.7)
Trade payables	(8.3)	46.1
Other provisions	(9.3)	(6.9)
Income tax liabilities	(7.4)	7.2
Other assets and liabilities, net	(6.6)	(1.4)
Net cash provided by (used in) operating activities	206.2	(50.9)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(69.1)	(108.7)
Net cash used in investing activities	(69.1)	(108.7)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	7.8	17.2
Repayments of long-term debt	(1.5)	(1.5)
Payments for debt issue costs	(0.2)	(0.8)
Cash inflows related to current financial liabilities	85.6	178.3
Cash outflows related to current financial liabilities	(160.4)	(52.2)
Dividends paid to shareholders	(2.5)	(2.5)
Repurchase of common stock under Stock Repurchase Program	(49.5)	(0.4)
Net cash provided by (used in) financing activities	(120.7)	138.1
Increase (decrease) in cash, cash equivalents and restricted cash	16.4	(21.5)
Cash, cash equivalents and restricted cash at the beginning of the period	63.4	68.5
Effect of exchange rate changes on cash	0.1	(2.5)
Cash, cash equivalents and restricted cash at the end of the period	79.9	44.5
Less restricted cash at the end of the period	2.6	3.6
Cash and cash equivalents at the end of the period	$77.3	$40.9
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock						Total
(In millions, except share and per share amounts)			Number	Amount	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at January 1, 2023			60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4
Net income			—	—	—	—	42.3	—	42.3
Other comprehensive loss, net of tax			—	—	—	—	—	(10.5)	(10.5)
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
Repurchases of Common stock			(1,286,915)	—	(29.3)	—	—	—	(29.3)
Share based compensation			—	—	—	2.1	—	—	2.1
Issuance of stock under equity compensation plans			131,550	—	2.9	(4.6)	—	—	(1.7)
Balance at March 31, 2023			59,416,191	85.3	(35.2)	73.9	360.0	(23.0)	461.0
Net income			—	—	—	—	30.1	—	30.1
Other comprehensive loss, net of tax			—	—	—	—	—	(7.1)	(7.1)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Repurchases of Common stock			(822,595)	—	(20.2)	—	—	—	(20.2)
Share based compensation			—	—	—	2.6	—	—	2.6
Issuance of stock under equity compensation plans			47,250	—	1.4	(1.2)	—	—	0.2
Balance at June 30, 2023			58,640,846	$85.3	$(54.0)	$75.3	$387.7	$(30.1)	$464.2
j

Balance at January 1, 2022			60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7
Net income			—	—	—	—	32.5	—	32.5
Other comprehensive income, net of tax			—	—	—	—	—	24.9	24.9
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Share based compensation			—	—	—	1.5	—	—	1.5
Balance at March 31, 2022			60,656,076	85.3	(6.3)	72.9	249.1	(23.6)	377.4
Net loss			—	—	—	—	29.7	—	29.7
Other comprehensive loss, net of tax			—	—	—	—	—	(10.2)	(10.2)
Dividends	$0.04	per share	—	—	—	—	(2.5)	—	(2.5)
Share based compensation			—	—	—	1.6	—	—	1.6
Issuance of stock under equity compensation plans			93,189	—	1.6	(2.4)	—	—	(0.8)
Balance at June 30, 2022			60,749,265	$85.3	$(4.7)	$72.1	$276.3	$(33.8)	$395.2
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion S.A.’s (formerly, Orion Engineered Carbons S.A.) unaudited Condensed Consolidated Financial Statements include Orion S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report in Form 10-K for the year ended December 31, 2022.
The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Accounts receivable	$272.0	$370.4
Expected credit losses	(2.4)	(2.6)
Accounts receivable, net of expected credit losses	$269.6	$367.8
Note C. Inventories
Inventories, net of reserves, are as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Raw materials, consumables and supplies, net	$112.4	$108.3
Finished goods, net	156.2	169.6
Inventories, net	$268.6	$277.9
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.7)	(0.7)
Other short-term debt and obligations	186.7	256.0
Current portion of long-term debt and other financial liabilities	189.0	258.3
Non-current
Term-Loan	617.7	613.2
Deferred debt issuance costs - Term-Loan	(3.4)	(3.7)
China Term-Loan	52.6	47.5
Long-term debt, net	666.9	657.0
Total	$855.9	$915.3

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
a.Term-Loan
The Term-Loan facility was allocated to one term loan facility denominated in U.S. dollars of $300 million and another denominated in Euros of €300 million with both having a maturity date of September 24, 2028. Interest is calculated based on three months EURIBOR (for the Euro-denominated loan) plus a margin of 2.50%, or three-month USD-LIBOR (for the USD-denominated loan) plus a margin of 2.25%.
Due to cessation of US dollar LIBOR after June 30, 2023 (“LIBOR cessation date”), in May 2023, the Company entered into the Eleventh Amendment to the Credit Agreement (the “Term-Loan”) to update the referenced floating benchmark rate. The U.S. dollar loan, 3-M USD-Libor will be replaced by USD Term SOFR 3M + CAS (Credit Adjustment Spread) effective for all interest rate periods after June 30, 2023.
Other provisions of the Credit Agreement relating to the Term Loan remained unchanged.
b.Revolving credit facility
The capacity under our revolving credit facility (“RCF”) is €350 million. Interest is calculated based on EURIBOR (for euro drawings), and USD Term SOFR + CAS (for U.S. Dollar drawings) plus a 1.65% - 2.70% margin (depending on leverage ratio).
As of June 30, 2023 and December 31, 2022, borrowings under the RCF were $27.2 million and $53.3 million, respectively. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
As of June 30, 2023 and December 31, 2022, availability under the RCF was $205.0 million and $165.9 million, respectively.
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
As of June 30, 2023 and December 31, 2022, committed ancillary credit facilities totaled $291.5 million and $286.1 million, respectively.
c.Other Short-Term borrowings and Obligations
Other short-term debt and obligations are as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Revolving credit facility	$27.2	$53.3

Ancillary credit facilities
OEC GmbH outstanding borrowings	132.9	148.7
OEC LLC outstanding borrowings	9.2	5.4

Uncommitted local lines of credit:
Korea (capacity $39.7 million)	1.9	—
Brazil (capacity $3.3 million)	—	2.9
China working capital	4.1	1.5
Korea working capital loan	11.4	7.9
Repurchase agreement	—	36.3

Total of Other short-term debt and obligations	$186.7	$256.0

Supplemental information:
Total ancillary capacity - EUR	€268.3	€268.3
Total ancillary capacity - U.S. $	$291.5	$286.1

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
As of June 30, 2023, we are in compliance with our debt covenants.
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
In the Condensed Consolidated Statements of Operations, the loss on receivables sale is reflected in Other expenses, net. For the three and six months ended June 30, 2023 the loss on receivables sale were not material. No sales were made during 2022.
For the three and six months ended June 30, 2023, the gross amount of receivables sold were as $125.2 million and $194.1 million, respectively.
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
No significant concentration of credit risk existed as of June 30, 2023 or December 31, 2022.
Cash flow hedge
Due to LIBOR cessation, the Company in May 2023 amended its previously existing cross-currency swaps in the amount of $197 million to update the referenced floating benchmark rate. The effective date to transition from US dollar LIBOR 3M to US dollar Term SOFR 3M + CAS (Credit Adjustment Spread) will be on September 29, 2023. Other terms of the cross-currency swaps remained unchanged. The cross-currency swap will expire on September 30, 2028, in line with the maturity of the term loan.
In 2021 we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform (“ASC 848”). This guidance permits entities to elect certain optional expedients for contract modifications for debt, and leases related to reference rate reform as well as derivative contracts and for the continued application of hedge accounting to certain hedging relationships affected by reference rate reform activities.
We applied the practical expedients allowed under ASC 848 as follows:
•Accounted for the modification to our term loan facility as if the modification was not substantial in accordance with ASC 470-50, Modifications and Extinguishment and thus a continuation of the existing contract.
•The cross-currency swaps in cash-flow hedging relationships were not de-designated as a result of the modifications and continue to be highly effective and qualify for hedge accounting.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023		December 31, 2022		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$40.1	$197.0	$46.6	Other financial assets (non-current)
Interest rate swaps	298.8	8.7	293.3	9.6	Other financial assets (non-current)
Total	$495.8	$48.8	$490.3	$56.2
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

	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$620.7	$609.8	$616.2	$596.8
China Term loan	52.6	48.0	47.5	42.9
Total	$673.3	$657.8	$663.7	$639.7
Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Jun 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2023	2022	2023	2022
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(0.8)	$8.3	$0.4	$0.4	Interest and other financial expense, net
Interest rate swaps	—	3.8	—	—	Interest and other financial expense, net
Total	$(0.8)	$12.1	$0.4	$0.4

	Effect of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2023	2022	2023	2022
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(3.0)	$20.9	$0.8	$0.9	Interest and other financial expense, net
Interest rate swaps	(0.9)	9.7	—	—	Interest and other financial expense, net
Total	$(3.9)	$30.6	$0.8	$0.9
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
Net periodic defined benefit pension costs include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Service cost	$0.2	$0.3	$0.5	$0.6
Interest cost	0.7	0.4	1.3	0.8
Amortization of actuarial (gain)	(2.3)	—	(4.5)	—
Net periodic pension cost	$(1.4)	$0.7	$(2.7)	$1.4
Service costs were recorded in Income from operations in Selling, general and administrative expenses, and interest costs were recorded in Interest and other financial expense, net.
The amortization of actuarial (gain) losses, associated with the pension obligations recorded in prior years, in Accumulated other comprehensive income exceeding 10% of the defined benefit obligation are recorded ratably in the Condensed Consolidated Statements of Operations.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2023	$(47.5)	$24.4	$10.6	$(12.5)
Other comprehensive income (loss) before reclassifications	(7.8)	(3.3)	—	(11.1)
Income tax effects	0.5	1.0	—	1.5
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	0.2	0.1	0.3
Balance at March 31, 2023	(54.8)	22.6	9.2	(23.0)
Other comprehensive (loss)	(5.1)	(0.5)	—	(5.6)
Income tax effects	(0.1)	0.2	—	0.1
Amounts reclassified from AOCI	—	0.4	(2.3)	(1.9)
Income tax effects on reclassifications	—	(0.2)	0.7	0.5
Currency translation AOCI	—	(0.3)	0.1	(0.2)
Balance at June 30, 2023	$(60.0)	$22.2	$7.7	$(30.1)

Balance at January 1, 2022	$(34.1)	$(10.8)	$(3.6)	$(48.5)
Other comprehensive loss before reclassifications	11.2	18.7	—	29.9
Income tax effects before reclassifications	0.6	(6.0)	—	(5.4)
Currency translation AOCI	—	0.3	0.1	0.4
Balance at March 31, 2022	(22.3)	2.2	(3.5)	(23.6)
Other comprehensive income before reclassifications	(18.5)	12.5	—	(6.0)
Income tax effects before reclassifications	(0.3)	(4.0)	—	(4.3)
Currency translation AOCI	—	—	0.1	0.1
Balance at June 30, 2022	$(41.1)	$10.7	$(3.4)	$(33.8)
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net income attributable to ordinary equity holders	$30.1	$29.7	$72.4	$62.2
Weighted average number of Common stock (in thousands)	59,012	60,807	59,646	60,880
Basic EPS	$0.51	$0.49	$1.21	$1.02
Dilutive effect of share based payments (in thousands)	498	203	439	357
Weighted average number of diluted Common stock (in thousands)	59,510	61,010	60,085	61,237
Diluted EPS	$0.51	$0.49	$1.20	$1.02

Orion S.A
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
Income tax expense for the three months ended June 30, 2023 and 2022 were $17.8 million and $12.8 million, respectively.
Income tax expense for the six months ended June 30, 2023 and 2022 were $36.1 million and $26.6 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective income tax rates	37.3%	30.1%	33.4%	30.0%
The increase in our effective tax rate for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily attributable to the projected earnings mix by geography and tax jurisdiction.
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
City of Hürth, Germany (Stadtwerke Hürth/Hürth municipal utilities)—In 2020, one of our wholly-owned subsidiaries and the City of Hürth started a long-term steam supply to the City of Hürth. The Hürth municipality financed certain turbines and infrastructure, which are operated by us under a finance lease agreement. In addition, we entered into a long-term supply agreement with the City of Hürth for delivery of heat. Since the fourth quarter of 2020, the City of Hürth has not fully honored the contractually stipulated calculation for heat deliveries, amongst other stipulations. As a result, Orion had open receivables from the City of Hürth totaling $7.2 million and $9.8 million as of June 30, 2023 and December 31, 2022, respectively. Open lease payments to the City of Hürth accrued to approximately $5.2 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively.
In June 2023, we and the City of Hürth resolved the disagreement and net settled outstanding receivables and lease liabilities for the years ended 2020 and 2021. In addition, we and the City of Hürth resolved the disagreement on certain contract terms for periods after the year 2021. The settlement did not materially impact the Condensed Consolidated Statements of Operations.
EPA Action—Under the EPA CD, Orion LLC had to install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities. In line therewith, Orion LLC installed emissions control technology to remove SO2, NOx and dust particles from tail gases at its Borger (Texas) facility beginning of 2023, and its Ivanhoe (Louisiana) facility in 2021. Further emissions controls were installed in accordance with the EPA CD at Orion’s facility in Orange (Texas) in 2020. The installation of pollution control technology at its fourth and last U.S. manufacturing facility in Belpre (Ohio) is ongoing and is scheduled to be completed in 2023, in line with the EPA CD terms. The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years.
As of June 30, 2023, we have spent $296 million on Capital expenditures related to the EPA CD of which approximately $80 million was received as an indemnity payment from Evonik.
For further discussion on EPA Action refer to “Note Q. Commitments and Contingencies”, included in our Annual Report in Form 10-K for the year ended December 31, 2022.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of June 30, 2023, the Company had guarantees totaling $25.9 million issued by various financial institutions.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note K. Financial Information by Segment
Segment information
We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. We manage our business in two operating segments as follows:
•Rubber Carbon Black—Used in the reinforcement of rubber in tires and mechanical rubber goods, and
•Specialty Carbon Black—Used for protection, colorization and conductivity in coatings, polymers, batteries, printing and other special applications.
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
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results for the three months ended June 30, 2023 and 2022 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2023
Net sales from external customers	$309.3	$149.5	$—	$458.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	17.9	9.3	—	27.2
Equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
Interest and other financial expense, net			(13.5)	(13.5)
Reclassification of actuarial gain from AOCI			2.3	2.3
Adjusted EBITDA	57.4	29.9	—	87.3

2022
Net sales from external customers	$359.3	$181.9	$—	$541.2
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	17.0	10.4	—	27.4
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(10.5)	(10.5)
Adjusted EBITDA	38.0	45.4	—	83.4

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the six months ended June 30, 2023 and 2022:

	Rubber	Specialty	Corporate	Total Segments
	(In millions)
2023
Net sales from external customers	$648.0	$311.5	$—	$959.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	33.7	19.2	—	52.9
Equity in earnings of affiliated companies, net of tax	0.3	—	—	0.3
Interest and other financial expense, net			(28.7)	(28.7)
Reclassification of actuarial gain from AOCI			4.5	4.5
Adjusted EBITDA	121.2	67.2	—	188.4

2022
Net sales from external customers	$666.2	$359.5	$—	$1,025.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	33.5	21.2	—	54.7
Excluding equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
Interest and other financial expense, net			(18.9)	(18.9)
Adjusted EBITDA	78.7	87.9	—	166.6
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Income before earnings in affiliated companies and income taxes	$47.7	$42.4	$108.2	$88.6
Corporate charges	1.0	3.0	2.8	4.2
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	27.2	27.4	52.9	54.7
Equity in earnings of affiliated companies, net of tax	0.2	0.1	0.3	0.2
Interest and other financial expense, net	13.5	10.5	28.7	18.9
Reclassification of actuarial gain from AOCI	(2.3)	—	(4.5)	—
Adjusted EBITDA	$87.3	$83.4	$188.4	$166.6
Corporate charges include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Long term incentive plan	$2.6	$1.6	$4.7	$3.1
Other non-operating	(1.6)	1.4	(1.9)	1.1
Corporate Charges	$1.0	$3.0	$2.8	$4.2

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2023 and 2022 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
These non-GAAP measures include, but are not limited to, Gross profit per metric ton, Adjusted EBITDA, Net working capital, Capital expenditures, Segment Adjusted EBITDA margin (in percentage), Net debt and Net leverage..
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
•Segment Adjusted EBITDA margin (in percentage)—Segment Adjusted EBITDA divided by segment Revenue.
•Net debt—Current portion of long-term debt and other financial liabilities plus Long-term debt, net plus Deferred debt issuance costs less Cash and cash equivalents.
•Net leverage—Net debt divided by trailing twelve months Adjusted EBITDA.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following tables present a reconciliation of each Non-GAAP measure to the most directly comparable GAAP measure:
Reconciliation of Gross profit per metric ton:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Delta		2023	2022	Delta
	(In millions)			%	(In millions)			%
Net sales	$458.8	$541.2	$(82.4)	(15.2)	$959.5	$1,025.7	$(66.2)	(6.5)
Cost of sales	(341.7)	(421.4)	79.7	(18.9)	(706.0)	(788.0)	82.0	(10.4)
Gross profit	$117.1	$119.8	$(2.7)	(2.3)	$253.5	$237.7	$15.8	6.6
Volume (in kmt)	227.3	251.4	(24.1)	(9.6)	460.8	504.6	(43.8)	(8.7)
Gross profit per metric ton	$515.2	$476.5	$38.7	8.1	$550.1	$471.1	$79.0	16.8
Reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Delta		2023	2022	Delta
	(In millions)			%	(In millions)			%
Net income	$30.1	$29.7	$0.4	1.3	$72.4	$62.2	$10.2	16.4
Add back Income tax expense	17.8	12.8	5.0	39.1	36.1	26.6	9.5	35.7
Add back Equity in earnings of affiliated companies, net of tax	(0.2)	(0.1)	(0.1)	100.0	(0.3)	(0.2)	(0.1)	50.0
Income before earnings in affiliated companies and income taxes	47.7	42.4	5.3	12.5	108.2	88.6	19.6	22.1
Add back Interest and other financial expense, net	13.5	10.5	3.0	28.6	28.7	18.9	9.8	51.9
Add back Reclassification of actuarial gain from AOCI	(2.3)	—	(2.3)	—	(4.5)	—	(4.5)	—
Income from operations	58.9	52.9	6.0	11.3	132.4	107.5	24.9	23.2
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	27.2	27.4	(0.2)	(0.7)	52.9	54.7	(1.8)	(3.3)
EBITDA	86.1	80.3	5.8	7.2	185.3	162.2	23.1	14.2
Equity in earnings of affiliated companies, net of tax	0.2	0.1	0.1	100.0	0.3	0.2	0.1	50.0
Long term incentive plan	2.6	1.6	1.0	62.5	4.7	3.1	1.6	51.6
Other adjustments	(1.6)	1.4	(3.0)	(214.3)	(1.9)	1.1	(3.0)	(272.7)
Adjusted EBITDA	$87.3	$83.4	$3.9	4.7	$188.4	$166.6	$21.8	13.1
Adjusted EBITDA Specialty Carbon Black	$29.9	$45.4	$(15.5)	(34.1)	$67.2	$87.9	$(20.7)	(23.5)
Adjusted EBITDA Rubber Carbon Black	$57.4	$38.0	$19.4	51.1	$121.2	$78.7	$42.5	54.0

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,		Year-Over Year
	2023	2022	Delta
	(In millions)			%
Net sales	$458.8	$541.2	$(82.4)	(15.2)
Cost of sales	341.7	421.4	(79.7)	(18.9)
Gross profit	117.1	119.8	(2.7)	(2.3)
Selling, general and administrative expenses	55.0	59.7	(4.7)	(7.9)
Research and development costs	5.9	5.9	—	—
Other (income) expenses, net	(2.7)	1.3	(4.0)	(307.7)
Income from operations	58.9	52.9	6.0	11.3
Interest and other financial expense, net	13.5	10.5	3.0	28.6
Reclassification of actuarial gain from AOCI	(2.3)	—	(2.3)	N/A
Income before earnings in affiliated companies and income taxes	47.7	42.4	5.3	12.5
Income tax expense	17.8	12.8	5.0	39.1
Earnings in affiliated companies, net of tax	0.2	0.1	0.1	100.0
Net income	30.1	29.7	0.4	1.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5.2)	(18.8)	13.6	(72.3)
Net gains (losses) on derivatives	(0.4)	8.5	(8.9)	(104.7)
Defined benefit plans, net	(1.5)	0.1	(1.6)	(1,600.0)
Total other comprehensive (loss) income, net of tax	(7.1)	(10.2)	3.1	(30.4)
Comprehensive income	$23.0	$19.5	$3.5	17.9
Net sales
Net sales decreased by $82.4 million, or 15.2%, in the second quarter of 2023 to $458.8 million, compared to the second quarter of 2022, primarily driven by the pass-through effect of declining oil prices and lower volume in both segments. Those were partially offset by improved contractual Rubber carbon black pricing.
Volume in both segments decreased in aggregate by 24.1 kmt in the second quarter of 2023 to 227.3 kmt, compared to the second quarter of 2022. The global economic slowdown impacted both segments.
Cost of sales
Cost of sales decreased by $79.7 million, or 18.9%, to $341.7 million in the second quarter of 2023, compared to the second quarter of 2022 primarily due to lower volume and the effect of declining oil prices.
Gross profit
Gross profit decreased by $2.7 million, or 2.3%, to $117.1 million, year over year. The decrease was primarily driven by lower volume in both segments, partially offset by improved contractual Rubber carbon black pricing.
Gross profit per metric ton increased by 8.1% to $515.2, year over year, driven by improved contractual Rubber carbon black pricing.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $4.7 million or 7.9% to $55.0 million in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by lower freight costs due to lower volume in both segments.
Provision for income taxes
For the three months ended June 30, 2023, the Company recognized Income before earnings in affiliated companies and income taxes of $47.7 million, compared to $42.4 million in the three months ended June 30, 2022. The provision for income taxes was an expense of $17.8 million and $12.8 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023, was 37.3%, as compared to 30.1% for the three months ended June 30, 2022. The increase in our effective tax rate for three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily attributable to the

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
projected earnings mix by geography and tax jurisdiction as compared to the prior period.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased in the second quarter of 2023 by $3.9 million, or 4.7%, to $87.3 million, year over year.
The increase was driven by favorable pricing and product mix in Rubber Carbon Black segment, partially offset by lower volume in both segments and decreased cogeneration revenue, a byproduct.
Comprehensive Income
Comprehensive income increased by $3.5 million in the second quarter of 2023 compared to the second quarter of 2022. The activities from the components of Comprehensive income are discussed below:
•$13.6 million of net favorable impacts of unrealized changes in foreign currency translation adjustments.
•$8.9 million of net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$1.6 million of net unfavorable changes in defined pension and other post-retirement benefits.
Additionally, Net income increased by $0.4 million in the second quarter of 2023 compared to the second quarter of 2022.
For the six months ended June 30, 2023 compared to six months ended June 30, 2022

Condensed Consolidated Statement of Operations Data	Six Months Ended June 30,		Year-Over Year
	2023	2022	Delta
	(In millions)			%
Net sales	$959.5	$1,025.7	$(66.2)	(6.5)
Cost of sales	706.0	788.0	(82.0)	(10.4)
Gross profit	253.5	237.7	15.8	6.6
Selling, general and administrative expenses	112.7	117.2	(4.5)	(3.8)
Research and development costs	12.1	11.4	0.7	6.1
Other (income) expenses, net	(3.7)	1.6	(5.3)	(331.3)
Income from operations	132.4	107.5	24.9	23.2
Interest and other financial expense, net	28.7	18.9	9.8	51.9
Reclassification of actuarial gain from AOCI	(4.5)	—	(4.5)	N/A
Income before earnings in affiliated companies and income taxes	108.2	88.6	19.6	22.1
Income tax expense	36.1	26.6	9.5	35.7
Earnings in affiliated companies, net of tax	0.3	0.2	0.1	50.0
Net income	72.4	62.2	10.2	16.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(12.5)	(7.0)	(5.5)	78.6
Net gains (losses) on derivatives	(2.2)	21.5	(23.7)	(110.2)
Defined benefit plans, net	(2.9)	0.2	(3.1)	(1,550.0)
Total other comprehensive (loss) income, net of tax	(17.6)	14.7	(32.3)	(219.7)
Comprehensive income	$54.8	$76.9	$(22.1)	(28.7)
Net sales
Net sales decreased by $66.2 million, or 6.5%, in the six months ended June 30, 2023 to $959.5 million, year over year, driven primarily by lower volume, the pass-through effect of declining oil prices and unfavorable foreign currency translation adjustments. Those were partially offset by favorable product mix in both segments and improved contractual Rubber carbon black price.
Volume decreased by 43.8 kmt to 460.8 kmt compared to the six months ended June 30, 2022. The global economic slowdown impacted both segments.
Cost of sales
Cost of sales decreased by $82.0 million, or 10.4%, to $706.0 million and in the six months ended June 30, 2023 compared to the six

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
months ended June 30, 2022, primarily due to lower volume and the effect of declining oil prices.
Gross profit
Gross profit increased by $15.8 million, or 6.6%, to $253.5 million, and gross profit per metric ton increased by 16.8% to $550.1 year over year. The increase was primarily driven by favorable product mix in both segments and improved contractual Rubber carbon black price, partially offset by lower volume in both segments.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $4.5 million, or 3.8%, to $112.7 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by lower freight costs due to lower volume in both segments.
Provision for income taxes
For the six months ended June 30, 2023, the Company recognized Income before earnings in affiliated companies and income taxes of $108.2 million, compared to $88.6 million in the six months ended June 30, 2022. The provision for income taxes was an expense of $36.1 million for the six months ended June 30, 2023, and $26.6 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023, was 33.4%, as compared to 30.0% for the six months ended June 30, 2022. The increase in our effective tax rate for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily attributable to the projected earnings mix by geography and tax jurisdiction as compared to the prior period.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased by $21.8 million, or 13.1%, from $166.6 million in the six months ended June 30, 2022 to $188.4 million in the six months ended June 30, 2023. The increase was primarily due to favorable product mix in both segments and improved contractual Rubber carbon black price. Those were partially offset by lower volume in both segments.
Comprehensive Income
Comprehensive income decreased by $22.1 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The activities from the components of Comprehensive income are discussed below:
•$5.5 million of net unfavorable impacts of unrealized changes in foreign currency translation adjustments.
•$23.7 million of net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$3.1 million of net unfavorable changes in defined pension and other post-retirement benefits.
These decreases were partially offset by $10.2 million of higher net income in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Delta		2023	2022	Delta
	(In millions)			%	(In millions)			%
Specialty Carbon Black
Net sales	$149.5	$181.9	$(32.4)	(17.8)	$311.5	$359.5	$(48.0)	(13.4)
Cost of sales	106.9	121.3	(14.4)	(11.9)	216.8	241.3	(24.5)	(10.2)
Gross profit	$42.6	$60.6	$(18.0)	(29.7)	$94.7	$118.2	$(23.5)	(19.9)
Volume (kmt)	53.6	59.7	(6.1)	(10.2)	106.6	125.3	(18.7)	(14.9)
Adjusted EBITDA	$29.9	$45.4	$(15.5)	(34.1)	$67.2	$87.9	$(20.7)	(23.5)
Adjusted EBITDA margin (%)	20.0	25.0	(5.0)	(20.0)	21.6	24.5	(2.9)	(11.8)

Rubber Carbon Black
Net sales	$309.3	$359.3	$(50.0)	(13.9)	$648.0	$666.2	$(18.2)	(2.7)
Cost of sales	234.8	300.1	(65.3)	(21.8)	489.2	546.7	(57.5)	(10.5)
Gross profit	$74.5	$59.2	$15.3	25.8	$158.8	$119.5	$39.3	32.9
Volume (kmt)	173.7	191.7	(18.0)	(9.4)	354.2	379.3	(25.1)	(6.6)
Adjusted EBITDA	$57.4	$38.0	$19.4	51.1	$121.2	$78.7	$42.5	54.0
Adjusted EBITDA margin (%)	18.6	10.6	8.0	75.5	18.7	11.8	6.9	58.5
Specialty Carbon Black
Net sales decreased by $32.4 million, or 17.8%, year over year, to $149.5 million and decreased by $48.0 million, or 13.4%, year over year, to $311.5 million for the three and six months ended June 30, 2023, respectively. The net sales decrease in both comparative periods was primarily driven by reduced volume and oil prices.
Volume decreased by 6.1 kmt, or 10.2%, year over year, to 53.6 kmt and decreased by 18.7 kmt, or 14.9% year over year, to 106.6 kmt for the three and six months ended June 30, 2023, respectively. Volumes in both comparative periods were lower primarily due to weakness in most end-markets.
Gross profit decreased by $18.0 million, or 29.7%, year over year, to $42.6 million, and decreased by $23.5 million, or 19.9%, year over year, to $94.7 million for the three and six months ended June 30, 2023, respectively. The gross profit decrease in both comparative periods was primarily driven by the global economic slowdown, which resulted in lower volume.
Adjusted EBITDA decreased by $15.5 million, or 34.1%, year over year, to $29.9 million, and decreased by $20.7 million, or 23.5%, year over year, to $67.2 million for the three and six months ended June 30, 2023, respectively. The decrease in both comparative periods was primarily due to the global economic slowdown, which resulted in lower volume, product mix and decreased cogeneration revenue, a byproduct. End-market pricing was stable.
Adjusted EBITDA margin decreased by 500 basis points, year over year, to 20.0% and by 290 basis points, year over year, to 21.6% for the three and six months ended June 30, 2023, respectively.
Rubber Carbon Black
Net sales decreased by $50.0 million, or 13.9%, year over year, to $309.3 million and decreased by $18.2 million, or 2.7%, year over year, to $648.0 million for the three and six months ended June 30, 2023, respectively. The decrease in both comparative periods was primarily due to lower volume and oil prices, partially offset by improved contractual Rubber carbon black price and favorable product mix.
Volume decreased by 18.0 kmt, or 9.4%, year over year, to 173.7 kmt and decreased by 25.1 kmt, or 6.6%, year over year, to 354.2 kmt, for

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
the three and six months ended June 30, 2023, respectively due to the global economy slowdown in both comparative periods.
Gross profit increased by $15.3 million, or 25.8%, year over year, to $74.5 million, and increased by $39.3 million, or 32.9%, to $158.8 million for the three and six months ended June 30, 2023, respectively. The increase in both comparative periods was primarily due to improved contractual price and favorable product mix.
Adjusted EBITDA increased by $19.4 million, or 51.1%, year over year, to $57.4 million, and increased by $42.5 million, or 54.0%, to $121.2 million for the three and six months ended June 30, 2023. The increase was primarily due to contractual base price improvement, which resulted in improved gross profit margins, partially offset by lower volume and decreased cogeneration revenue, a byproduct.
For the three and six months ended June 30, 2023, Adjusted EBITDA margin rose 800 basis points to 18.6%, year over year, and 690 basis points to 18.7%, year over year, respectively.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$206.2	$(50.9)
Net cash used in investing activities	(69.1)	(108.7)
Net cash provided by (used in) financing activities	(120.7)	138.1
2023
Net cash provided by operating activities during the six months ended June 30, 2023 was $206.2 million. The cash provided by operating activities primarily reflects changes in working capital and higher Net income. Change in working capital includes $194.1 million sale of certain accounts receivables during 2023, discussed in Note D. Debt and Other Obligations.
Net cash used in investing activities in the six months ended June 30, 2023 amounted to $69.1 million. These expenditures were composed of a combination of safety, maintenance-related and growth investments, as well as $19.4 million of expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash used in financing activities during the six months ended June 30, 2023 amounted to $120.7 million. These outflows primarily consisted of $62.8 million related to the reduction of other short-term debt, $49.5 million for repurchase of common stock under the Stock Repurchase Program and $12.0 million, net related to repayment of our ancillary credit facilities.
2022
Net cash used in operating activities for the six months ended June 30, 2022, amounted to $50.9 million. The cash used in operating activities primarily reflects changes in working capital and lower Net income.
Net cash used in investing activities for the six months ended June 30, 2022, amounted to $108.7 million. These expenditures were comprised of a combination of safety, maintenance-related, and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities for the six months ended June 30, 2022, amounted to $138.1 million. Cash inflows during the six months of $126.1 million were primarily related to net drawings under our senior secured revolving credit facilities (“RCF”), $17.2 million borrowings to partially finance our Huaibei facility in China from Bank of China and $7.7 million of short-term working capital borrowings in Korea, partially offset by scheduled debt repayments.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
We believe our anticipated future operating cash flows, the capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our planned Capital expenditures, settle our commitments and contingencies, and address our normal anticipated working capital needs for the foreseeable future.
As of June 30, 2023, the company had total liquidity of $339.6 million, including cash and equivalents of $77.3 million, $205.0 million availability under our revolving credit facility, including ancillary lines, $16.2 million undrawn on the Term-loan for Huaibei, China, and $41.1 million of capacity under other available credit lines. Net debt was $782.7 million, and Net leverage was 2.34x.
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

	June 30, 2023	December 31, 2022
	(In millions)
Accounts receivable, net	$269.6	$367.8
Inventories, net	268.6	277.9
Accounts payable	(170.3)	(184.1)
Net working capital	$367.9	$461.6
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
Our Net working capital decreased from $461.6 million as of December 31, 2022, to $367.9 million as of June 30, 2023. The drivers of the changes in working capital over the periods were:
•Accounts receivable, net—Improved payment terms and accounts receivables factoring of certain customers. See Note D. Debt and Other Obligations to the accompanying Condensed Consolidated Financial Statements for further information related to the Company’s factoring agreements.
•Inventories, net—Lower oil prices and a decrease in production due to lower demand.
•Accounts payable—Lower oil prices was the primary driver.
Capital expenditures (A Non-GAAP Financial Measure)
We define Capital expenditures as cash paid for the acquisition of property, plant and equipment. We plan to finance our Capital expenditures with cash generated by our operating activities and/or by utilizing existing debt capacity. We currently do not have any material commitments to make Capital expenditures and do not plan to make Capital expenditures outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.

Orion S.A.

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

Orion S.A.
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
•the potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion S.A. (a Luxembourg incorporated entity) in the U.S. or elsewhere outside Luxembourg; and
•any current or future changes to disclosure requirements and obligations, related audit requirements and our ability to comply with such obligations and requirements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2023 does not differ materially from that discussed under “Item 7A” in our 2022 Form 10-K.
Item 4. Controls and Procedures
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Orion S.A.
PART II
Item 1. Legal Proceedings
We become involved from time to time in various claims and lawsuits arising from special projects or in the ordinary course of our business, such as employment related claims or asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. We believe, based on currently available information, that the results of the proceedings we are subject to, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flows for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these matters or their effect on the Company.
Information regarding our litigation and legal proceedings can be found in Note J. Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated into this Item 1 by reference.
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
Disruptions in the credit markets may result in less credit being made available by banks and other lending institutions. In 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control and was appointed receiver of certain banks in the United States, after those banks were unable to continue their operations. The banking issues in the United States also led to concerns about certain international bank groups. Although we do not hold any of our funds at these banks, if the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions, and measures taken, or not taken, by governments, businesses and other organizations in response to these events could have an adverse impact on our ability to obtain financing for our business and acquisitions or to pursue other business plans or make necessary investments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Orion S.A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2023, our Board of Directors approved a new stock repurchase program with authorization to management to purchase up to approximately 6.9 million shares of our outstanding common stock from time to time through open market purchases or public tender offers, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, at any time through June 2027 (“6.9 million of Common Stocks Repurchase Program”). This new stock repurchase program supplements our existing stock repurchase program, which was adopted by our Board of Directors in 2022 and authorizes management to purchase up to $50 million of our common stock (“$50 million of Stock Repurchase Program”).
The maximum number of shares of our common stock that may yet be purchased under both programs is not necessarily an indication of the number of shares that will ultimately be purchased. Each authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of common stock.

Issuer Purchases of Equity Securities
Period	Total number of Common stocks purchased	Average price paid per stock	Total dollar value of stocks purchased as part of publicly announced plans ($ in millions)	Maximum approximate dollar value of stocks yet be purchased ($ in millions)
$50 million of Stock Repurchase Program
April 1 — 30, 2023	521,788	$25.00	$13.0
May 1 — 18, 2023	139,951	23.82	3.3
Sub-Total	661,739		$16.3	$—

Period	Total number of Common stocks purchased	Average price paid per stock	Total number of stocks purchased as part of publicly announced plans	Maximum number of stocks yet be purchased as part of publicly announced plans
6.9 million of Common Stocks Repurchase Program
May 19 — 31, 2023	37,535	$24.64	37,535	6,892,117
June 1 — 30, 2023	123,321	22.91	123,321	6,768,796
Sub-Total	160,856		160,856	6,768,796

Stocks Repurchased in 2023 second quarter	822,595	$24.47
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number		Description

3.1	*	Articles of Association of Orion S.A.

10.1	*
Eleventh Amendment, dated as of May 11, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders.

10.2	†*	Orion Engineered Carbons S.A. 2023 Omnibus Incentive Compensation Plan.

10.3	†*	Orion Engineered Carbons S.A. 2023 Non-Employee Director Plan.

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS		Inline XBRL Instance Document.

101.SCH		Inline XBRL Taxonomy Extension Schema.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF		Inline XBRL Taxonomy Extension Definition Document.

104.0		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management compensatory arrangement

Orion S.A.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION S.A.

August 9, 2023	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer