Form 10-Q
period 2023-09-30
Orion S.A.
filed 2023-11-02
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 58,044,140 shares of common stock outstanding as of October 27, 2023.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net sales	$466.2	$543.1	$1,425.7	$1,568.8
Cost of sales	356.0	428.7	1,062.0	1,216.7
Gross profit	110.2	114.4	363.7	352.1

Selling, general and administrative expenses	55.6	56.0	168.3	173.2
Research and development costs	6.2	4.5	18.3	15.9
Other expenses, net	2.7	0.3	(1.0)	1.9
Income from operations	45.7	53.6	178.1	161.1

Interest and other financial expense, net	12.9	10.2	41.6	29.1
Reclassification of actuarial gain from AOCI	(2.2)	—	(6.7)	—
Income before earnings in affiliated companies and income taxes	35.0	43.4	143.2	132.0

Income tax expense	8.9	11.7	45.0	38.3
Earnings in affiliated companies, net of tax	0.1	0.1	0.4	0.3
Net income	$26.2	$31.8	$98.6	$94.0

Weighted-average shares outstanding (in thousands):
Basic	58,572	60,936	59,284	60,899
Diluted	59,252	61,215	59,934	61,314
Earnings per share:
Basic	$0.45	$0.52	$1.66	$1.54
Diluted	$0.44	$0.52	$1.65	$1.53
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net income	$26.2	$31.8	$98.6	$94.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.3	(7.7)	(12.2)	(14.7)
Net gains (losses) on derivatives	0.9	10.6	(1.3)	32.1
Defined benefit plans, net	(1.7)	0.2	(4.6)	0.4
Other comprehensive income (loss)	(0.5)	3.1	(18.1)	17.8
Comprehensive income	$25.7	$34.9	$80.5	$111.8
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$59.1	$60.8
Accounts receivable, net	267.3	367.8
Inventories, net	276.9	277.9
Income tax receivables	8.9	5.2
Prepaid expenses and other current assets	68.5	66.8
Total current assets	680.7	778.5
Property, plant and equipment, net	845.5	818.5
Right-of-use assets	110.3	97.6
Goodwill	72.9	73.4
Intangible assets, net	25.3	27.8
Investment in equity method affiliates	4.8	5.0
Deferred income tax assets	37.9	29.1
Other assets	56.3	58.8
Total non-current assets	1,153.0	1,110.2
Total assets	$1,833.7	$1,888.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$170.9	$184.1
Current portion of long-term debt and other financial liabilities	149.1	258.3
Accrued liabilities	44.3	44.7
Income taxes payable	36.6	31.3
Other current liabilities	48.4	34.4
Total current liabilities	449.3	552.8
Long-term debt, net	662.8	657.0
Employee benefit plan obligation	50.9	50.0
Deferred income tax liabilities	80.4	70.0
Other liabilities	107.4	99.5
Total non-current liabilities	901.5	876.5
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 58,208,136 and 60,571,556 shares	85.3	85.3
Treasury stock, at cost, 2,784,123 and 420,703	(63.4)	(8.8)
Additional paid-in capital	78.9	76.4
Retained earnings	412.7	319.0
Accumulated other comprehensive loss	(30.6)	(12.5)
Total stockholders' equity	482.9	459.4
Total liabilities and stockholders' equity	$1,833.7	$1,888.7
TY
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Statements of Cash Flows
7

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Cash flows from operating activities:
Net income	$98.6	$94.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	80.8	79.9
Amortization of debt issuance costs	2.0	1.4
Share-based compensation	8.3	5.0
Deferred tax provision	5.5	2.8
Foreign currency transactions	3.2	(13.8)
Reclassification of actuarial gain from AOCI	(6.7)	—
Other operating non-cash items, net	(0.7)	(0.7)
Changes in operating assets and liabilities, net:
Trade receivables	98.1	(149.2)
Inventories	(6.3)	(65.3)
Trade payables	(3.8)	20.0
Other provisions	0.2	(2.0)
Income tax liabilities	2.5	13.6
Other assets and liabilities, net	(8.0)	(2.4)
Net cash provided by (used in) operating activities	273.7	(16.7)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(111.0)	(167.1)
Net cash used in investing activities	(111.0)	(167.1)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	12.6	35.3
Repayments of long-term debt	(2.3)	(2.3)
Payments for debt issue costs	(0.2)	(1.5)
Cash inflows related to current financial liabilities	103.2	201.6
Cash outflows related to current financial liabilities	(215.6)	(61.7)
Dividends paid to shareholders	(3.7)	(3.8)
Repurchase of common stock under Stock Repurchase Program	(58.9)	(0.2)
Net cash provided by (used in) financing activities	(164.9)	167.4
Decrease in cash, cash equivalents and restricted cash	(2.2)	(16.4)
Cash, cash equivalents and restricted cash at the beginning of the period	63.4	68.5
Effect of exchange rate changes on cash	(0.6)	(5.5)
Cash, cash equivalents and restricted cash at the end of the period	60.6	46.6
Less restricted cash at the end of the period	1.5	3.5
Cash and cash equivalents at the end of the period	$59.1	$43.1
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2023			60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4
Net income			—	—	—	—	42.3	—	42.3
Other comprehensive loss, net of tax			—	—	—	—	—	(10.5)	(10.5)
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
Repurchases of Common stock			(1,286,915)	—	(29.3)	—	—	—	(29.3)
Share based compensation			—	—	—	2.1	—	—	2.1
Issuance of stock under equity compensation plans			131,550	—	2.9	(4.6)	—	—	(1.7)
Balance at March 31, 2023			59,416,191	85.3	(35.2)	73.9	360.0	(23.0)	461.0
Net income			—	—	—	—	30.1	—	30.1
Other comprehensive loss, net of tax			—	—	—	—	—	(7.1)	(7.1)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Repurchases of Common stock			(822,595)	—	(20.2)	—	—	—	(20.2)
Share based compensation			—	—	—	2.6	—	—	2.6
Issuance of stock under equity compensation plans			47,250	—	1.4	(1.2)	—	—	0.2
Balance at June 30, 2023			58,640,846	$85.3	$(54.0)	$75.3	$387.7	$(30.1)	$464.2
Net income			—	—	—	—	26.2	—	26.2
Other comprehensive loss, net of tax			—	—	—	—	—	(0.5)	(0.5)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(432,710)	—	(9.4)	—	—	—	(9.4)
Share based compensation			—	—	—	3.6	—	—	3.6
Balance at September 30, 2023			58,208,136	$85.3	$(63.4)	$78.9	$412.7	$(30.6)	$482.9
j

Balance at January 1, 2022			60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7
Net income			—	—	—	—	32.5	—	32.5
Other comprehensive income, net of tax			—	—	—	—	—	24.9	24.9
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Share based compensation			—	—	—	1.5	—	—	1.5
Balance at March 31, 2022			60,656,076	85.3	(6.3)	72.9	249.1	(23.6)	377.4
Net income			—	—	—	—	29.7	—	29.7
Other comprehensive loss, net of tax			—	—	—	—	—	(10.2)	(10.2)
Dividends	$0.04	per share	—	—	—	—	(2.5)	—	(2.5)
Share based compensation			—	—	—	1.6	—	—	1.6
Issuance of stock under equity compensation plans			93,189	—	1.6	(2.4)	—	—	(0.8)
Balance at June 30, 2022			60,749,265	$85.3	$(4.7)	$72.1	$276.3	$(33.8)	$395.2
Net income			—	—	—	—	31.8	—	31.8
Other comprehensive income, net of tax			—	—	—	—	—	3.1	3.1
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
Share based compensation			—	—	—	1.9	—	—	1.9
Issuance of stock under equity compensation plans			66,323	—	—	—	—	—	—
Balance at September 30, 2022			60,815,588	$85.3	$(4.7)	$74.0	$306.8	$(30.7)	$430.7
See accompanying Notes to these Condensed Consolidated Financial Statements

Orion S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion S.A.’s (formerly, Orion Engineered Carbons S.A.) unaudited Condensed Consolidated Financial Statements include Orion S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report in Form 10-K for the year ended December 31, 2022.
The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of our results for the interim periods presented. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Accounts receivable	$268.9	$370.4
Expected credit losses	(1.6)	(2.6)
Accounts receivable, net	$267.3	$367.8
Note C. Inventories
Inventories, net of reserves, are as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Raw materials, consumables and supplies, net	$115.9	$108.3
Work in process	0.1	—
Finished goods, net	160.9	169.6
Inventories, net	$276.9	$277.9
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.6)	(0.7)
Other short-term debt and obligations	146.7	256.0
Current portion of long-term debt and other financial liabilities	149.1	258.3
Non-current
Term-Loan	608.8	613.2
Deferred debt issuance costs - Term-Loan	(3.1)	(3.7)
China Term-Loan	57.1	47.5
Long-term debt, net	662.8	657.0
Total	$811.9	$915.3

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
Due to cessation of U.S. dollar LIBOR after June 30, 2023 (“LIBOR cessation date”), in May 2023, the Company entered into the Eleventh Amendment to the Credit Agreement (the “Term-Loan”) to update the referenced floating benchmark rate. The U.S. dollar loan, 3-M USD-Libor was replaced by USD Term SOFR 3M + CAS (Credit Adjustment Spread) effective for all interest rate periods after June 30, 2023.
In August 2023, we entered into the 12th amendment, which primarily approved the merger of two of our wholly owned subsidiaries.
Other provisions of the Credit Agreement relating to the Term Loan remained unchanged.
b.Revolving credit facility
In October 2023, Orion entered into the 13th Amendment, which amended and restated our revolving credit facility (“RCF”). We voluntarily reduced the borrowing capacity under our amended RCF from €350 million to €300 million. Interest is calculated based on EURIBOR plus a 1.65% - 3.30% margin (depending on leverage ratio). At current leverage ratio (between 2.25x and 2.75x), the margin is at 2.30%.

The amended RCF includes a sustainability-linked margin adjustment. The credit spread will increase or decrease up to 5 basis points depending on two key performance indicators: greenhouse gas intensity and environmental, social and governance rating from EcoVadis, a provider of corporate sustainability rating.
Covenant Compliance — There is one financial covenant under the amended RCF that will be tested when RCF utilization (including debt drawn under ancillary credit facility lines) exceeds 50%. Net Leverage, as defined in the Credit Agreement (the “Covenant Trigger”), is not permitted to exceed 4.0x.
Other provisions of the Credit Agreement relating to the RCF remained unchanged.

As of September 30, 2023, the capacity under our RCF was €350 million. Interest is calculated based on EURIBOR (for euro drawings), and USD Term SOFR + CAS (for U.S. Dollar drawings) plus a 1.65% - 2.70% margin (depending on leverage ratio).
There were no borrowings under the RCF as of September 30, 2023. As of December 31, 2022, borrowings under the RCF were $53.3 million.
As of September 30, 2023 and December 31, 2022, availability under the RCF was $234.4 million and $165.9 million, respectively.
Ancillary Credit Facilities—As part of the RCF, the Company may also establish ancillary credit facilities by converting the commitments of select lenders under the RCF into bilateral credit agreements. Borrowings under the ancillary credit facilities reduce RCF availability. For RCF financial covenant testing, borrowing under ancillary credit facilities are considered debt drawn under the RCF, as discussed elsewhere in this footnote.
As of September 30, 2023 and December 31, 2022, committed ancillary credit facilities totaled $284.2 million and $286.1 million, respectively.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
c.Other Short-Term borrowings and Obligations
Other short-term debt and obligations are as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Revolving credit facility	$—	$53.3

Ancillary credit facilities
OEC GmbH outstanding borrowings	130.4	148.7
OEC LLC outstanding borrowings	—	5.4

Uncommitted local lines of credit:
Korea (capacity $39.0 million)	2.0	—
Brazil (capacity $3.2 million)	—	2.9
China working capital	4.1	1.5
Korea working capital loan	10.2	7.9
Repurchase agreement	—	36.3
Total of Other short-term debt and obligations	$146.7	$256.0

Supplemental information:
Total ancillary capacity - EUR	€268.3	€268.3
Total ancillary capacity - U.S. $	$284.2	$286.1
As of September 30, 2023, we are in compliance with our debt covenants.
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
For the three and nine months ended September 30, 2023, the gross amount of receivables sold were as $106.2 million and $300.4 million, respectively. No sales were made in 2022.
In the Condensed Consolidated Statements of Operations, the loss on receivables sale is reflected in Other expenses, net. For the three and nine months ended September 30, 2023 the loss on receivables sale were $1.3 million and $3.1 million, respectively.
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
No significant concentration of credit risk existed as of September 30, 2023 or December 31, 2022.
Cash flow hedge
Due to LIBOR cessation, the Company in May 2023 amended its previously existing cross-currency swaps in the amount of $197 million to update the referenced floating benchmark rate. We transitioned from US dollar LIBOR 3M to US dollar Term SOFR 3M + CAS (Credit Adjustment Spread) on September 29, 2023. Other terms of the cross-currency swaps remained unchanged. The cross-currency swap will expire on September 30, 2028, in line with the maturity of the term loan.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	September 30, 2023		December 31, 2022		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$47.4	$197.0	$46.6	Other financial assets (non-current)
Interest rate swaps	291.3	6.9	293.3	9.6	Other financial assets (non-current)
Total	$488.3	$54.3	$490.3	$56.2
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

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$611.8	$605.8	$616.2	$596.8
China Term loan	57.1	55.0	47.5	42.9
Total	$668.9	$660.8	$663.7	$639.7
Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Sep 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2023	2022	2023	2022
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$3.0	$9.2	$0.4	$0.4	Interest and other financial expense, net
Interest rate swaps	(1.7)	6.2	—	—	Interest and other financial expense, net
Total	$1.3	$15.4	$0.4	$0.4

	Effect of Financial Instruments
	Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2023	2022	2023	2022
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$—	$30.1	$1.2	$1.3	Interest and other financial expense, net
Interest rate swaps	(2.6)	15.9	—	—	Interest and other financial expense, net
Total	$(2.6)	$46.0	$1.2	$1.3
Our cross currency swaps and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term-Loan and mature in September 2028. The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Condensed Consolidated Statement of Operations in the next twelve months is approximately $1.0 million.
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
Net periodic defined benefit pension costs include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Service cost	$0.3	$0.3	$0.8	$0.9
Interest cost	0.6	0.3	1.9	1.1
Amortization of actuarial (gain)	(2.2)	—	(6.7)	—
Net periodic pension cost	$(1.3)	$0.6	$(4.0)	$2.0
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2023	$(47.5)	$24.4	$10.6	$(12.5)
Other comprehensive loss before reclassifications	(7.8)	(3.3)	—	(11.1)
Income tax effects before reclassifications	0.5	1.0	—	1.5
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	0.2	0.1	0.3
Balance at March 31, 2023	(54.8)	22.6	9.2	(23.0)
Other comprehensive loss before reclassifications	(5.1)	(0.5)	—	(5.6)
Income tax effects before reclassifications	(0.1)	0.2	—	0.1
Amounts reclassified from AOCI	—	0.4	(2.3)	(1.9)
Income tax effects on reclassifications	—	(0.2)	0.7	0.5
Currency translation AOCI	—	(0.3)	0.1	(0.2)
Balance at June 30, 2023	(60.0)	22.2	7.7	(30.1)
Other comprehensive income before reclassifications	0.5	2.3	—	2.8
Income tax effects before reclassifications	(0.2)	(0.7)	—	(0.9)
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	(1.0)	(0.2)	(1.2)
Balance at September 30, 2023	$(59.7)	$23.1	$6.0	$(30.6)

Balance at January 1, 2022	$(34.1)	$(10.8)	$(3.6)	$(48.5)
Other comprehensive income before reclassifications	11.2	18.7	—	29.9
Income tax effects before reclassifications	0.6	(6.0)	—	(5.4)
Currency translation AOCI	—	0.3	0.1	0.4
Balance at March 31, 2022	(22.3)	2.2	(3.5)	(23.6)
Other comprehensive income (loss) before reclassifications	(18.5)	12.5	—	(6.0)
Income tax effects before reclassifications	(0.3)	(4.0)	—	(4.3)
Currency translation AOCI	—	—	0.1	0.1
Balance at June 30, 2022	(41.1)	10.7	(3.4)	(33.8)
Other comprehensive income (loss) before reclassifications	(8.1)	16.5	—	8.4
Income tax effects before reclassifications	0.4	(5.2)	—	(4.8)
Currency translation AOCI	—	(0.7)	0.2	(0.5)
Balance at September 30, 2022	$(48.8)	$21.3	$(3.2)	$(30.7)

Orion S.A
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net income attributable to ordinary equity holders	$26.2	$31.8	$98.6	$94.0
Weighted average number of Common stock (in thousands)	58,572	60,936	59,284	60,899
Basic EPS	$0.45	$0.52	$1.66	$1.54
Dilutive effect of share based payments (in thousands)	680	279	650	415
Weighted average number of diluted Common stock (in thousands)	59,252	61,215	59,934	61,314
Diluted EPS	$0.44	$0.52	$1.65	$1.53
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
Income tax expense for the three months ended September 30, 2023 and 2022 were $8.9 million and $11.7 million, respectively.
Income tax expense for the nine months ended September 30, 2023 and 2022 were $45.0 million and $38.3 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective income tax rates	25.4%	27.0%	31.4%	29.0%
The change in our effective tax rate for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
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
EPA Action—Under the EPA CD, Orion LLC had to install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities. In line therewith, Orion LLC completed installation of emissions control technology to remove SO2, NOx and dust particles from tail gases at its Borger (Texas) facility since the beginning of 2023, Ivanhoe (Louisiana) facility in 2021 and Orange (Texas) facility in 2020. The installation of pollution control technology at its fourth and last U.S. manufacturing facility in Belpre

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
(Ohio) is ongoing and is scheduled to be completed late 2023, in line with the EPA CD terms. The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years.
As of September 30, 2023, we have spent $303 million on capital expenditures related to the EPA CD of which approximately $80 million was received as an indemnity payment from Evonik.
For further discussion on EPA Action refer to “Note Q. Commitments and Contingencies”, included in our Annual Report in Form 10-K for the year ended December 31, 2022.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of September 30, 2023, the Company had guarantees totaling $25.2 million issued by various financial institutions.
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
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results for the three months ended September 30, 2023 and 2022 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2023
Net sales from external customers	$315.8	$150.4	$—	$466.2
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	17.3	10.6	—	27.9
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(12.9)	(12.9)
Reclassification of actuarial gain from AOCI			2.2	2.2
Adjusted EBITDA	51.2	26.1	—	77.3

2022
Net sales from external customers	$373.5	$169.6	$—	$543.1
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	15.6	9.6	—	25.2
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(10.2)	(10.2)
Adjusted EBITDA	49.4	31.1	—	80.5

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the nine months ended September 30, 2023 and 2022:

	Rubber	Specialty	Corporate	Total
	(In millions)
2023
Net sales from external customers	$963.8	$461.9	$—	$1,425.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	51.0	29.8	—	80.8
Equity in earnings of affiliated companies, net of tax	0.4	—	—	0.4
Interest and other financial expense, net			(41.6)	(41.6)
Reclassification of actuarial gain from AOCI			6.7	6.7
Adjusted EBITDA	172.4	93.3	—	265.7

2022
Net sales from external customers	$1,039.7	$529.1	$—	$1,568.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	49.1	30.8	—	79.9
Excluding equity in earnings of affiliated companies, net of tax	0.3	—	—	0.3
Interest and other financial expense, net			(29.1)	(29.1)
Adjusted EBITDA	128.1	119.0	—	247.1
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Income before earnings in affiliated companies and income taxes	$35.0	$43.4	$143.2	$132.0
Corporate charges	3.6	1.6	6.4	5.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	27.9	25.2	80.8	79.9
Equity in earnings of affiliated companies, net of tax	0.1	0.1	0.4	0.3
Interest and other financial expense, net	12.9	10.2	41.6	29.1
Reclassification of actuarial gain from AOCI	(2.2)	—	(6.7)	—
Adjusted EBITDA	$77.3	$80.5	$265.7	$247.1
Corporate charges include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Long term incentive plan	$3.6	$1.9	$8.3	$5.0
Other non-operating	—	(0.3)	(1.9)	0.8
Corporate Charges	$3.6	$1.6	$6.4	$5.8

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2023 and 2022 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
These non-GAAP measures include, but are not limited to, Gross profit per metric ton, Adjusted EBITDA, Net working capital, Capital expenditures, Segment Adjusted EBITDA margin (in percentage), Net debt and Net leverage.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following tables present a reconciliation of each Non-GAAP measure to the most directly comparable GAAP measure:
Reconciliation of Gross profit per metric ton:

(In millions, except volume and per metric ton data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Delta		2023	2022	Delta
Net sales	$466.2	$543.1	$(76.9)	(14.2)	$1,425.7	$1,568.8	$(143.1)	(9.1)
Cost of sales	(356.0)	(428.7)	72.7	(17.0)	(1,062.0)	(1,216.7)	154.7	(12.7)
Gross profit	$110.2	$114.4	$(4.2)	(3.7)	$363.7	$352.1	$11.6	3.3
Volume (in kmt)	245.2	243.3	1.9	0.8	706.0	747.9	(41.9)	(5.6)
Gross profit per metric ton	$449.4	$470.2	$(20.8)	(4.4)	$515.2	$470.8	$44.4	9.4
Reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Delta		2023	2022	Delta
	(In millions)			%	(In millions)			%
Net income	$26.2	$31.8	$(5.6)	(17.6)	$98.6	$94.0	$4.6	4.9
Add back Income tax expense	8.9	11.7	(2.8)	(23.9)	45.0	38.3	6.7	17.5
Add back Equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)	—	—	(0.4)	(0.3)	(0.1)	33.3
Income before earnings in affiliated companies and income taxes	35.0	43.4	(8.4)	(19.4)	143.2	132.0	11.2	8.5
Add back Interest and other financial expense, net	12.9	10.2	2.7	26.5	41.6	29.1	12.5	43.0
Add back Reclassification of actuarial gain from AOCI	(2.2)	—	(2.2)	—	(6.7)	—	(6.7)	—
Income from operations	45.7	53.6	(7.9)	(14.7)	178.1	161.1	17.0	10.6
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	27.9	25.2	2.7	10.7	80.8	79.9	0.9	1.1
EBITDA	73.6	78.8	(5.2)	(6.6)	258.9	241.0	17.9	7.4
Equity in earnings of affiliated companies, net of tax	0.1	0.1	—	—	0.4	0.3	0.1	33.3
Long term incentive plan	3.6	1.9	1.7	89.5	8.3	5.0	3.3	66.0
Other adjustments	—	(0.3)	0.3	(100.0)	(1.9)	0.8	(2.7)	(337.5)
Adjusted EBITDA	$77.3	$80.5	$(3.2)	(4.0)	$265.7	$247.1	$18.6	7.5
Adjusted EBITDA Specialty Carbon Black	$26.1	$31.1	$(5.0)	(16.1)	$93.3	$119.0	$(25.7)	(21.6)
Adjusted EBITDA Rubber Carbon Black	$51.2	$49.4	$1.8	3.6	$172.4	$128.1	$44.3	34.6

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,		Year-Over Year
	2023	2022	Delta
	(In millions)			%
Net sales	$466.2	$543.1	$(76.9)	(14.2)
Cost of sales	356.0	428.7	(72.7)	(17.0)
Gross profit	110.2	114.4	(4.2)	(3.7)
Selling, general and administrative expenses	55.6	56.0	(0.4)	(0.7)
Research and development costs	6.2	4.5	1.7	37.8
Other expenses, net	2.7	0.3	2.4	800.0
Income from operations	45.7	53.6	(7.9)	(14.7)
Interest and other financial expense, net	12.9	10.2	2.7	26.5
Reclassification of actuarial gain from AOCI	(2.2)	—	(2.2)	N/A
Income before earnings in affiliated companies and income taxes	35.0	43.4	(8.4)	(19.4)
Income tax expense	8.9	11.7	(2.8)	(23.9)
Earnings in affiliated companies, net of tax	0.1	0.1	—	—
Net income	26.2	31.8	(5.6)	(17.6)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.3	(7.7)	8.0	(103.9)
Net gains (losses) on derivatives	0.9	10.6	(9.7)	(91.5)
Defined benefit plans, net	(1.7)	0.2	(1.9)	(950.0)
Total other comprehensive (loss) income, net of tax	(0.5)	3.1	(3.6)	(116.1)
Comprehensive income	$25.7	$34.9	$(9.2)	(26.4)
Net sales
Net sales decreased by $76.9 million, or 14.2%, in the third quarter of 2023 to $466.2 million, compared to the third quarter of 2022, primarily driven by the pass-through effect of declining oil prices in both segments. Those were partially offset by improved contractual pricing and favorable foreign exchange impact.
Volume increased in aggregate by 1.9 kmt in the third quarter of 2023 to 245.2 kmt, compared to the third quarter of 2022 due to higher volume in the Specialty Carbon Black segment, partly offset by lower volume in the Rubber Carbon Black segment.
Cost of sales
Cost of sales decreased by $72.7 million, or 17.0%, to $356.0 million in the third quarter of 2023, compared to the third quarter of 2022 primarily due to the effect of declining oil prices.
Gross profit
Gross profit decreased by $4.2 million, or 3.7%, to $110.2 million, year over year. The decrease was primarily driven by lower volume in Rubber Carbon Black segment and lower margin in the Specialty Carbon Black segment.
Gross profit per metric ton decreased by 4.4% to $449.4, year over year, driven by lower margin primarily in the Specialty carbon black pricing.
Selling, general and administrative expenses
Selling, general and administrative expenses remained flat in the third quarter of 2023 compared to the third quarter of 2022.
Provision for income taxes
For the three months ended September 30, 2023, the Company recognized Income before earnings in affiliated companies and income taxes of $35.0 million, compared to $43.4 million in the three months ended September 30, 2022. The provision for income taxes was an expense of $8.9 million and $11.7 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023, was 25.4%, as compared to 27.0% for the three months ended September 30, 2022. The decrease in our effective tax rate for three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased in the third quarter of 2023 by $3.2 million, or 4.0%, to $77.3 million, year over year.
The decrease was driven by lower volume in the Rubber Carbon Black segment and lower cogeneration profitability in both segments, a byproduct, partially offset by improved contractual pricing.
Comprehensive Income
Comprehensive income decreased by $9.2 million in the third quarter of 2023 compared to the third quarter of 2022. The activities from the components of Comprehensive income are discussed below:
•$8.0 million of net favorable impacts of unrealized changes in foreign currency translation adjustments.
•$9.7 million of net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$1.9 million of net unfavorable changes in defined pension and other post-retirement benefits.
Additionally, Net income decreased by $5.6 million in the third quarter of 2023 compared to the third quarter of 2022.
For the nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Condensed Consolidated Statement of Operations Data	Nine Months Ended September 30,		Year-Over Year
	2023	2022	Delta
	(In millions)			%
Net sales	$1,425.7	$1,568.8	$(143.1)	(9.1)
Cost of sales	1,062.0	1,216.7	(154.7)	(12.7)
Gross profit	363.7	352.1	11.6	3.3
Selling, general and administrative expenses	168.3	173.2	(4.9)	(2.8)
Research and development costs	18.3	15.9	2.4	15.1
Other expenses, net	(1.0)	1.9	(2.9)	(152.6)
Income from operations	178.1	161.1	17.0	10.6
Interest and other financial expense, net	41.6	29.1	12.5	43.0
Reclassification of actuarial gain from AOCI	(6.7)	—	(6.7)	N/A
Income before earnings in affiliated companies and income taxes	143.2	132.0	11.2	8.5
Income tax expense	45.0	38.3	6.7	17.5
Earnings in affiliated companies, net of tax	0.4	0.3	0.1	33.3
Net income	98.6	94.0	4.6	4.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(12.2)	(14.7)	2.5	(17.0)
Net gains (losses) on derivatives	(1.3)	32.1	(33.4)	(104.0)
Defined benefit plans, net	(4.6)	0.4	(5.0)	(1,250.0)
Total other comprehensive (loss) income, net of tax	(18.1)	17.8	(35.9)	(201.7)
Comprehensive income	$80.5	$111.8	$(31.3)	(28.0)
Net sales
Net sales decreased by $143.1 million, or 9.1%, in the nine months ended September 30, 2023 to $1,425.7 million, year over year, driven primarily by the pass-through effect of declining oil prices and lower volume in both segments. Those were partially offset by improved contractual pricing and favorable product mix in the Rubber Carbon Black segment.
Volume decreased by 41.9 kmt to 706.0 kmt compared to the nine months ended September 30, 2022.
Cost of sales
Cost of sales decreased by $154.7 million, or 12.7%, to $1,062.0 million and in the nine months ended September 30, 2023 compared to the

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
nine months ended September 30, 2022, primarily due to the effect of declining oil prices and lower volume.
Gross profit
Gross profit increased by $11.6 million, or 3.3%, to $363.7 million, and gross profit per metric ton increased by 9.4% to $515.2 year over year. The increase was primarily driven by improved contractual pricing and favorable product mix in the Rubber Carbon Black segment, partially offset by lower volume in both segments.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $4.9 million, or 2.8%, to $168.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by lower freight costs due to lower volume in both segments.
Provision for income taxes
For the nine months ended September 30, 2023, the Company recognized Income before earnings in affiliated companies and income taxes of $143.2 million, compared to $132.0 million in the nine months ended September 30, 2022. The provision for income taxes was an expense of $45.0 million and $38.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The effective tax rate for the nine months ended September 30, 2023, was 31.4%, as compared to 29.0% for the nine months ended September 30, 2022. The increase in our effective tax rate for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased by $18.6 million, or 7.5%, from $247.1 million in the nine months ended September 30, 2022 to $265.7 million in the nine months ended September 30, 2023. The increase was primarily due to improved contractual pricing and favorable product mix in the Rubber Carbon Black segment. Those were partially offset by lower volume and cogeneration profitability in both segments.
Comprehensive Income
Comprehensive income decreased by $31.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The activities from the components of Comprehensive income are discussed below:
•$2.5 million of net favorable impacts of unrealized changes in foreign currency translation adjustments.
•$33.4 million of net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$5.0 million of net unfavorable changes in defined pension and other post-retirement benefits.
These decreases were partially offset by $4.6 million of higher net income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except volume and percentage data)	2023	2022	Delta		2023	2022	Delta
Specialty Carbon Black
Net sales	$150.4	$169.6	$(19.2)	(11.3)	$461.9	$529.1	$(67.2)	(12.7)
Cost of sales	111.8	124.8	(13.0)	(10.4)	328.6	366.1	(37.5)	(10.2)
Gross profit	$38.6	$44.8	$(6.2)	(13.8)	$133.3	$163.0	$(29.7)	(18.2)
Volume (kmt)	59.9	52.3	7.6	14.5	166.5	177.6	(11.1)	(6.3)
Adjusted EBITDA	$26.1	$31.1	$(5.0)	(16.1)	$93.3	$119.0	$(25.7)	(21.6)
Adjusted EBITDA margin (%)	17.4	18.3	(0.9)	(4.9)	20.2	22.5	(2.3)	(10.2)

Rubber Carbon Black
Net sales	$315.8	$373.5	$(57.7)	(15.4)	$963.8	$1,039.7	$(75.9)	(7.3)
Cost of sales	244.2	303.9	(59.7)	(19.6)	733.4	850.6	(117.2)	(13.8)
Gross profit	$71.6	$69.6	$2.0	2.9	$230.4	$189.1	$41.3	21.8
Volume (kmt)	185.3	191.0	(5.7)	(3.0)	539.5	570.3	(30.8)	(5.4)
Adjusted EBITDA	$51.2	$49.4	$1.8	3.6	$172.4	$128.1	$44.3	34.6
Adjusted EBITDA margin (%)	16.2	13.2	3.0	22.7	17.9	12.3	5.6	45.5
Specialty Carbon Black
Net sales decreased by $19.2 million, or 11.3%, year over year, to $150.4 million for the three months ended September 30, 2023, primarily driven by the pass-through effect of declining oil prices.
Net sales decreased by $67.2 million, or 12.7%, year over year, to $461.9 million for the nine months ended September 30, 2023, primarily driven by the pass-through effect of declining oil prices and lower volume.
Volume increased by 7.6 kmt, or 14.5%, year over year, to 59.9 kmt for the three months ended September 30, 2023, primarily due to ramp up of our Huaibei facility.
Volumes decreased by 11.1 kmt, or 6.3% year over year, to 166.5 kmt for the nine months ended September 30, 2023, primarily due to weakness in certain end-markets.
Gross profit decreased by $6.2 million, or 13.8%, year over year, to $38.6 million, and decreased by $29.7 million, or 18.2%, year over year, to $133.3 million for the three and nine months ended September 30, 2023, respectively. The gross profit decrease in both comparative periods was primarily driven by the lower margin due to lower demand and lower volume in the first half of 2023.
Adjusted EBITDA decreased by $5.0 million, or 16.1%, year over year, to $26.1 million, for the three September 30, 2023, primarily due to lower demand, which resulted in unfavorable product mix and lower cogeneration profitability.
Adjusted EBITDA decreased by $25.7 million, or 21.6%, year over year, to $93.3 million for the nine months ended September 30, 2023. The decrease was primarily due to lower demand, which resulted in lower volume, unfavorable product mix and lower cogeneration profitability.
Adjusted EBITDA margin decreased by 90 basis points, year over year, to 17.4% and by 230 basis points, year over year, to 20.2% for the three and nine months ended September 30, 2023, respectively.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Rubber Carbon Black
Net sales decreased by $57.7 million, or 15.4%, year over year, to $315.8 million and decreased by $75.9 million, or 7.3%, year over year, to $963.8 million for the three and nine months ended September 30, 2023, respectively. The decrease in both comparative periods was primarily due to the pass-through effect of declining oil prices and lower volumes, partially offset by improved contractual pricing.
Volume decreased by 5.7 kmt, or 3.0%, year over year, to 185.3 kmt and decreased by 30.8 kmt, or 5.4%, year over year, to 539.5 kmt, for the three and nine months ended September 30, 2023, respectively, due to lower demand in both comparative periods.
Gross profit increased by $2.0 million, or 2.9%, year over year, to $71.6 million, and increased by $41.3 million, or 21.8%, to $230.4 million for the three and nine months ended September 30, 2023, respectively. The increase in both comparative periods was primarily due to improved contractual pricing, partially offset by lower cogeneration profitability.
Adjusted EBITDA increased by $1.8 million, or 3.6%, year over year, to $51.2 million, and by $44.3 million, or 34.6%, to $172.4 million for the three and nine months ended September 30, 2023. The increase was primarily due to improved contractual pricing, partially offset by lower volume and cogeneration profitability.
For the three and nine months ended September 30, 2023, Adjusted EBITDA margin rose 300 basis points to 16.2%, year over year, and 560 basis points to 17.9%, year over year, respectively.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$273.7	$(16.7)
Net cash used in investing activities	(111.0)	(167.1)
Net cash provided by (used in) financing activities	(164.9)	167.4
2023
Net cash provided by operating activities during the nine months ended September 30, 2023 was $273.7 million. The cash provided by operating activities primarily reflects changes in working capital and higher Net income. Change in working capital includes $300.4 million sale of certain accounts receivables during 2023, discussed in Note D. Debt and Other Obligations.
Net cash used in investing activities in the nine months ended September 30, 2023 amounted to $111.0 million. These expenditures were composed of a combination of safety, maintenance-related and growth investments, as well as $26.5 million of expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash used in financing activities during the nine months ended September 30, 2023 amounted to $164.9 million. These outflows primarily consisted of $88.7 million related to the reduction of other short-term debt, $58.9 million for repurchase of common stock under the Stock Repurchase Program and $23.7 million, net related to repayment of our ancillary credit facilities.
2022
Net cash used in operating activities for the nine months ended September 30, 2022, amounted to $16.7 million. The cash used in operating activities primarily reflects changes in working capital and lower Net income.
Net cash used in investing activities for the nine months ended September 30, 2022, amounted to $167.1 million. These expenditures were comprised of a combination of safety, maintenance-related, and growth investments, as well as expenditures associated with our ongoing efforts to install emissions reduction technology to meet EPA requirements in the U.S.
Net cash provided by financing activities for the nine months ended September 30, 2022, amounted to $167.4 million. Cash inflows during the nine months of $139.9 million were primarily related to net drawings under our senior secured revolving credit facilities (“RCF”), $35.3 million borrowings to partially finance our Huaibei facility in China from Bank of China and $7.0 million of short-term working capital borrowings in Korea, partially offset by scheduled debt repayments.

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
As of September 30, 2023, the company had total liquidity of $333.7 million, including cash and equivalents of $59.1 million, $234.4 million availability under our revolving credit facility, including ancillary lines, and $40.2 million of capacity under other available credit lines. Net debt was $756.5 million, and Net leverage was 2.29x.
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

	September 30, 2023	December 31, 2022
	(In millions)
Accounts receivable, net	$267.3	$367.8
Inventories, net	276.9	277.9
Accounts payable	(170.9)	(184.1)
Net working capital	$373.3	$461.6
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
Our Net working capital decreased from $461.6 million as of December 31, 2022, to $373.3 million as of September 30, 2023. The drivers of the changes in working capital over the periods were:
•Accounts receivable, net—Improved payment terms and factoring of certain accounts receivables. See Note D. Debt and Other Obligations to the accompanying Condensed Consolidated Financial Statements for further information related to the Company’s factoring agreements.
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
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements.

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
•the implementation of our natural gas and other raw material consumption reduction contingency plans;
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
•any and all impacts from the recent Hamas terror assaults against Israel as well as any reactions by Israel and any and all escalations of the Hamas/Israel conflict;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended September 30, 2023 does not differ materially from that discussed under “Item 7A” in our 2022 Form 10-K.
Item 4. Controls and Procedures
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

Orion S.A.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
Our business, financial condition and results of operations have been and could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies, including disruptions caused by the ongoing conflicts between Russia and Ukraine and Israel and Hamas.
The impacts of war and other geopolitical events, including but not limited to Russia’s invasion of Ukraine and Hamas’ attack on Israel and the resulting war, are difficult to predict. For example, the conflict in Ukraine has previously caused, and may continue to cause, volatility in crude oil and natural gas prices. The responses of countries and political bodies to Russia’s actions in Ukraine, the larger overarching tensions, and Ukraine’s military defenses and the potential for wider conflict may generally increase energy market volatility, have severe adverse effects on regional and global economic markets and cause volatility in energy and other product prices. The sanctions, shipping disruptions, collateral war damage, and the potential continuation or expansion of the conflict between Russia and Ukraine, or the conflict between Hamas and Israel, could further disrupt the availability of crude oil and natural gas supplies. These conflicts could also have other impacts on our operations, including due to increased cyberattacks, which governmental and non-governmental entities have warned, have become more frequent as part of the Russia-Ukraine conflict. Furthermore, global supply chains, already disrupted by COVID-19 pandemic, may suffer further damage if the conflicts continue or escalate .
The extent or length of any adverse effects of the war in Ukraine or the Hamas-Israel conflict on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify.
The continuation or escalation of events like the war in Russia-Ukraine war or the Hamas-Israel conflict could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations. The war in Ukraine has caused and may continue to cause curtailed or delayed spending by our customers’ customers, particularly in the automotive industry, and increases the risk of customer defaults or delays in payments. The Hamas-Israel conflict could adversely impact our margins.
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

Orion S.A.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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

Period	Total number of Common stocks purchased	Average price paid per stock	Total number of stocks purchased as part of publicly announced plans	Maximum number of stocks yet be purchased as part of publicly announced plans
6.9 million of Common Stocks Repurchase Program
July 1 — 31, 2023	136,846	$21.92	136,846	6,631,950
August 1 — 31, 2023	159,824	21.58	159,824	6,472,126
September 1 — 30, 2023	136,040	22.06	136,040	6,336,086
Stocks Repurchased in 2023 third quarter	432,710	$21.84	432,710	6,336,086
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number		Description

10.1	*
Twelfth Amendment, dated as of August 16, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders.

10.2	*
Thirteenth Amendment, dated as of October 6, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders.

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

ORION S.A.

November 2, 2023	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer