Form 10-K
period 2023-12-31
Orion S.A.
filed 2024-02-15
CIK 1609804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 001-36563
ORION S.A.
(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg			00-0000000
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1700 City Plaza Drive, Suite 300	Spring	Texas	77389
(Address of Principal Executive Offices)			(Zip Code)
(281) 318-2959
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stocks, no par value	OEC	New York Stock Exchange
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
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates, based upon the closing price for the common stocks, as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter, of $21.22, was approximately $1.24 billion.
The registrant had outstanding 57,898,772 shares of common stock as of February 9, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2024 Proxy Statement, in connection with the Company’s 2024 Annual Meeting of Shareholders (in Part III), as indicated herein.

Orion S.A.

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
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure,” “believe,” “confident,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “objectives,” “outlook,” “probably,” “project,” “will,” “seek,” “target,” “to be” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
•our strategies for (i) maintaining or strengthening our position in Specialty Carbon Black or Rubber Carbon Black, (ii) maintaining or increasing our Specialty or Rubber Carbon Black margins and (iii) maintaining or strengthening the competitiveness of our operations;
•our profit and cash flow projections;
~~•~~the outcome of any in-progress, pending or possible litigation or regulatory proceedings;
•the expectations regarding environmental-related costs and liabilities;
•the expectations regarding the performance of our industry and the global economy, including foreign currency rate fluctuations;
•the sufficiency of our cash on hand, cash provided by operating activities and borrowings to pay our operating expenses, satisfy our debt obligations and fund Capital expenditures;
•the ability to pay dividends;
•our anticipated spending on, and the timely completion and anticipated impacts of, capital projects including growth projects, and the construction of new plants;
•our projections and expectations for pricing, financial results and performance in 2024 and beyond;
•the status of contract negotiations with counterparties and the impact of new contracts on our business; and
•our expectation that the markets we serve will continue to demand our products.
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
•possible negative or uncertain worldwide economic conditions and developments;
•the volatility and cyclicality of the industries in which we operate;
•the operational risks inherent in chemicals manufacturing, including disruptions due to technical facilities, severe weather conditions or natural disasters;
•our dependence on major customers and suppliers;
•unanticipated fluctuations in demand for our products, including due to factors beyond our control;
•our ability to compete in the industries and markets in which we operate;
•changes in the nature of transportation in the future, which may impact our customers and our business;
•our ability to successfully develop new products and technologies;
•the availability of substitutes for our products;
•our ability to implement our business strategies;
•our ability to respond to changes in feedstock prices and quality;
•our ability to realize benefits from investments, joint ventures, acquisitions or alliances;
•our ability to negotiate satisfactory terms with counterparties, the satisfactory performance by such counterparties of their obligations to us, as well as our ability to meet our performance obligations towards such counterparties;
•our ability to realize benefits from planned plant capacity expansions and site development projects and the impacts of potential delays to such expansions and development projects;
•any information technology systems failures, network disruptions and breaches of data security;
•our relationships with our workforce, including negotiations with labor unions, strikes and work stoppages;
•our ability to recruit or retain key management and personnel;
                        i

Orion S.A.
•our exposure to political or country risks inherent in doing business globally;
•any and all impacts from the Russia-Ukraine war and the Hamas-Israel conflict and/or any escalation thereof related energy costs, raw material availability or other economic disruptions;
~~•~~geopolitical events in the United States (“U.S.”), Middle-East, European Union (“EU”) and China, relations amongst Western countries and their neighbors, as well as future relations between the U.S., EU, China, and other countries and organizations;
•all environmental, health and safety laws and regulations, including nanomaterial and greenhouse gas emissions regulations, and the related costs of maintaining compliance and addressing liabilities;
•any possible future investigations and enforcement actions by governmental, supranational agencies or other organizations;
•our operations as a company in the chemical sector, including the related risks of leaks, fires and toxic releases as well as other accidents;
•any market and regulatory changes that may affect our ability to sell or otherwise benefit from co-generated energy;
•any litigation or legal proceedings, including product liability, environmental or asbestos related claims;
•our ability to protect our intellectual property rights and know-how;
•our ability to generate the funds required to service our debt and finance our operations;
•any fluctuations in foreign currency exchange and interest rates;
•the availability and efficiency of hedging;
•any changes in international and local economic conditions, dislocations in credit and capital markets and inflation or deflation;
•any potential impairments or write-offs of certain assets;
•any required increases in our pension fund or retirement-related contributions;
•the adequacy of our insurance coverage;
•any changes in our jurisdictional earnings mix or in the tax laws or accepted interpretations of tax laws in those jurisdictions;
•any challenges to our decisions and assumptions in assessing and complying with our tax obligations;
•the potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion S.A. (a Luxembourg incorporated entity) in the U.S. or elsewhere outside Luxembourg; and
•any current or future changes to disclosure requirements and obligations, including but not limited to new ESG-related disclosures, related audit requirements and our ability to comply with such obligations and requirements.
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
                        ii

Orion S.A
PART I
Item 1. Business
Overview
Orion S.A., formerly Orion Engineered Carbons S.A. (“Orion”, “Company”, “we” or “our”), is a Luxembourg joint stock corporation (société anonyme or S.A.), incorporated in 2014 as a Luxembourg limited liability company (société à responsabilité limitée). Our registered office is located at 6, Route de Trèves, L-2633 Senningerberg (Municipality of Niederanven), Grand Duchy of Luxembourg. Our principal executive office is located in Spring, Texas, U.S.
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
We currently operate 14 wholly owned production facilities in Europe, North and South America, South Africa, and Asia, and one jointly-owned production facility at Dortmund, Germany. In addition to our headquarters in Luxembourg, we have our principal executive office in Spring, Texas (U.S.), as well as offices in Frankfurt (Germany), Cologne (Germany), Shanghai (China), Seoul (South Korea), Tokyo (Japan) and other locations. Our principal research and development (“R&D”) center is located in Cologne (Germany). We also have laboratories to support our customers in Carlstadt, New Jersey (U.S.), Shanghai (China) and Yeosu (South Korea).
We are a premium supplier of carbon black generating long-term benefits for stakeholders while remaining committed to responsible business practices with a focus on team culture, reliability, quality and sustainability.
Our business is organized into two reportable segments: Specialty Carbon Black and Rubber Carbon Black. Our business segments are discussed in more detail later in this section.
Our internet address is www.orioncarbons.com. We make available free of charge on or through our website, our current Annual Reports in Form 10-K, Quarterly Reports in Form 10-Q, reports in Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). Information appearing on our website is not a part of, and is not incorporated in, this Annual Report in Form 10-K.
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
We have several post-treated Specialty Carbon Black grades for coatings and printing applications, as well as several high purity carbon black grades for the fiber industry and conductive carbon black grades for batteries, polymers, and coatings. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as coatings, inks, plastics, adhesives, toners and batteries.
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

Orion S.A.
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
iv.Carbon Black for Batteries—We offer conductive additives for a wide range of battery applications such as lithium-ion batteries for electric vehicles, energy storage and consumer applications. We also offer conductive additives for lead-acid batteries, supercapacitors and dry cell batteries. Our products, which are manufactured in different production processes, are differentiated by high purity, high conductivity, low moisture and easy dispersion, enhancing the performance, lifetime and safety of batteries.
b.Competition
We are one of the largest global producers of Specialty Carbon Black. There are two other large global producers of Specialty Carbon Black. Besides that, there are regional Specialty Carbon Black producers as well as technology specialists such as acetylene black producers. Orion differentiates by offering the broadest process technology portfolio and Specialty product portfolio to its customers.
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
b.Competition
We are one of the leading global producers of Rubber Carbon Black. We compete with two other global companies and multiple regional companies. The smaller regional suppliers mainly participate in standard and MRG applications and are less likely to provide specialized products used in higher-end tire and MRG applications. Competition for our Rubber Carbon Black products is generally based on product quality and performance, supply reliability, technical innovation and customer service.

Drivers of Demand
Besides general global economic conditions, certain specific drivers of demand for carbon black differ among our operating segments. Specialty Carbon Black has a wide variety of end-uses and demand is largely driven by the growth and development of the coatings, polymers, printing and battery industries. Demand for Specialty Carbon Black in the coatings and polymers industries is mainly influenced by the levels of industrialization, automobile original equipment manufacturer (“OEM”) demand, infrastructure development, consumer spending and construction activity. Demand for Specialty Carbon Black in the printing industry is mainly influenced by developments in print media and packaging materials. Demand for Specialty Carbon Black in the batteries industry is driven by electric vehicle penetration, growth of consumer and industrial batteries business and energy storage systems use. Demand for Rubber Carbon Black is largely driven by the growth and development of the automotive tire, commercial tire and MRG industries. Demand for Rubber Carbon Black in tires is mainly influenced by the number of replacement and original equipment tires produced, which in turn is driven by (i) the number of miles driven and truck traffic, (ii) vehicle trends, including the number of vehicles produced and operated, (iii) demand for larger vehicles, such as trucks and buses, (iv) demand for high-performance tires, (v) consumer and industrial spending on replacement tires and on new

Orion S.A.
vehicles, and (vi) changes in regulatory requirements. Demand for Rubber Carbon Black in MRG is mainly influenced by vehicle production and design trends, construction activity and general industrial production.
Customer Contracts
Most of our long-term contracts, 12 months or longer, contain formula-driven price adjustment mechanisms for changes in raw material and/or energy costs. We sell carbon black under the following two main categories of contracts based on price adjustment mechanisms:
•Contracts with feedstock adjustments (indexed contracts)—This category includes contracts with monthly or, in some cases, quarterly automatic feedstock and/or energy cost adjustments, which cover approximately 65% of our global volume;
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
Raw Materials
The principal raw material used in the manufacture of carbon black is carbon black oil comprised of residual heavy oils derived from petroleum refining operations, the distillation of coal tars and the production of ethylene throughout the world. The majority of our carbon black oil supply is covered by short and long-term contracts with a wide variety of suppliers. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs. Some carbon black grades are also produced from acetylene gas, an off-gas received from other chemical producers. Changes in our raw material supplier’s operating conditions and demand for their products could reduce the availability of such specialized feedstocks.
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
We maintain product applications and process development centers in Europe, Asia and the Americas. Our Innovation Group is divided into applications technology and process development teams, which cover both Specialty Carbon Black and Rubber Carbon Black. The applications technology team works closely with our major clients to develop innovative products and expand the applications range for carbon black products. The process development team works closely with our manufacturing and procurement teams to improve production processes, advance the use of bio-circular feedstocks, product quality and cost structure.
Our Innovation function’s leading center of excellence is located in Cologne (Germany) to support and enhance our global innovation function as well as R&D activities. This center includes applications technology laboratories and process development staff, co-located with our pilot process development facilities. Staffing in our Cologne technical center includes physicists, chemists and engineers who collaborate to create and analyze various carbon black properties with a goal to identify existing products or develop new products to meet customer requirements. Common processes and information technology tools further enhance coordination and communication with our regional technical centers located in China, South Korea and the U.S.
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

Orion S.A.
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
Applications technology plays a supporting role in the process of new product launches by providing technical data and presentations, training and support, and establishing and monitoring quality targets. Our team works closely with customers to provide support during the qualification cycle, which can be long and may last over several years. Our close cooperation decreases the likelihood of customers switching suppliers once a product has been approved.
Product quality test methods and applications testing are defined within the applications technology team. Methods are developed centrally and deployed worldwide to relevant production and applications laboratories to assure consistency in measurements and reporting.
•Intellectual Property—We consider intellectual property development and management as a strategic competitive advantage. We initiate and maintain patents and trademarks, with varying expiration dates, on a number of our products and processes. We sell our products under a variety of patents and trademarks we own and we take reasonable measures to protect them.
In connection with the separation of our business from Evonik Industries AG, Germany (“Evonik”) more than ten years ago, Evonik assigned to us its intellectual property that was exclusively used in its carbon black business and granted certain intellectual property rights that are still also in use in Evonik’s retained business in turn for us granting certain intellectual property rights to Evonik for fields outside of carbon black. Consequently, we may be restricted in leveraging intellectual property that we use on the basis of a license from Evonik or the intellectual property that is subject to grant-back licenses when expanding our business into fields outside of carbon black. For additional information, see “Item 1A. Risk Factors—Legal and Regulatory Risks—We may not be able to protect our intellectual property rights successfully.”
Human Capital
We are a group of individuals who share one common passion: carbon black. Our success depends on attracting, recruiting, training and developing a diverse, talented global workforce. We believe people are at the heart of our business and work to advance a positive work culture. We strive to be an optimal employer for our employees, as well as a valued partner to our communities. We engage with our employees to provide a challenging, dynamic, inclusive and diverse work environment that supports each individual professional development, positive work environment, and long-term health and wellness. We are committed to promoting a workplace of belonging where our employees are informed, engaged and enabled to do their best work and be their best selves. We are also committed to providing our employees with opportunities for learning and personal growth in an environment where creativity and innovation are encouraged.
Aligning employee engagement and enablement remains a key component for the continued success of Orion. We have built a value system around a foundation of appreciating our employees through trust, respect and development. To ensure our employees are both motivated to do their work and equipped with the right tools and training to be successful, we start with listening. We regularly use employee surveys and feedback sessions to help ensure all the voices of our employees are heard. We continue to use the feedback to prioritize our human capital strategy and continue to upgrade our talent management programs, focusing on specific actions to improve learning and to promote employee development and career growth. Our talent programs are made up of several components:
•formal learning programs to equip individual employees with the technical and functional skills required for their current and future roles;
•on-the-job training through assignments that provide new roles and projects;
•formal and informal mentoring programs;
•succession planning;
•formal and informal performance reviews with line managers and others; and
•individual development plans.
Orion is made up of approximately 1,650 employees with four innovation centers and 14 wholly owned plants worldwide producing carbon black. The company’s corporate lineage goes back more than 160 years to Germany, where it operates the world’s longest-running carbon black plant. Orion is a leading innovator, applying a deep understanding of customers’ needs to deliver sustainable solutions, offering the most diverse variety of production processes in the industry.
We believe diversity, equity and inclusion are keys to our success and we strive to create a welcoming environment where everyone can belong, grow and thrive. We place a premium on the freedom for our employees to be their authentic selves and offer an equal chance to bring different skills, backgrounds and experiences to work. To realize our commitments, we strive to:
a.Enable a trusting environment so employees are free to share individual experiences to increase understanding.

Orion S.A.
b.Promote an environment where each Orion employee owns the responsibility to exemplify inclusive behavior and treat others with respect, dignity and empathy.
c.Require our leaders to drive a culture that enhances inclusiveness, fairness, the ability to hire people talent whatever their background may be and ensure accountability within the company.
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
We uphold the freedom of association and fully recognize the right of collective bargaining. Certain of our employees are represented through unions and works councils. We value exchanging information and views with the local unions and works councils with the view to finding solutions to our common issues and ensuring success for both our employees and the Company.
Labor Relations
Our employees are represented by labor unions, industry groups and works councils in accordance with local law and practices. Membership in employee labor unions varies in accordance with the business area, local practice and country. We have entered into collective bargaining agreements with employee labor unions either directly or as members of industry-wide unions or employer organizations. Approximately 67% of our employees are covered by such agreements. These agreements typically govern, among other things, terms and conditions of employment and reflect the prevailing practices in each country. We believe we have stable relations with our employees and voluntary turnover is low.
In 2017, 35 of the former employees in our closed facility in Ambès, France filed claims with the labor court of Bordeaux contesting the termination of their employment and seeking damages. Of these claims, 31 are pending in the courts and our results of operations reflect accruals made by us to satisfy our best estimate of these claims should the former employees prevail.
Environmental, Health and Safety Matters
Protection of people and the environment, fair treatment of our partners and a clear alignment to our customers’ needs are essential components of our activities. We strive not only to comply with all applicable laws and voluntary obligations, but to continuously improve our performance and management systems. Our integrated global management system with established standards and processes is based on the principles of the Responsible Care, International Organization for Standardization’s (“ISO”) 9001 Quality Management System, ISO 14001 Environmental Management Systems and ISO 45001 Safety Management Systems. All of our operating sites are third-party certified to ISO 14001 and ISO 9001 standards, except our new Huaibei facility in China. Our global management system outlines our processes and procedures practiced in relation to environmental protection, occupational safety, industrial hygiene and quality management as well as sustainable compliance and product stewardship.
Our annual sustainability report is accessible on our webpage: www.orioncarbons.com. Our sustainability report is not incorporated by reference into this Annual Report in Form 10-K.
Our operations involve the use, processing, handling, storage and transportation of materials that are subject to international, national and local environmental and safety laws and regulations. All our production facilities require operating permits. We believe that our operations are currently in substantial compliance with all applicable environmental, health and safety laws and regulations. Our management systems and practices are designed to ensure compliance with laws and regulations, and increasingly stringent regulation may require us to make additional unforeseen environmental, health and safety expenditures.
Environmental
Air Quality—One of the main environmental challenges of a carbon black plant is the management of exhaust gas from production processes. This exhaust gas contains a number of regulated pollutants, including carbon monoxide, nitrogen oxides and sulfur compounds. The most common method for controlling these gases is through combustion, which produces useable energy as a by-product. Currently, eleven manufacturing sites, including one jointly owned production facility, have the capability to beneficially utilize these gases through some form of energy co-generation, such as the sale or reuse of steam, gas or electricity.
The primary air pollutants of concern include sulfur dioxide (“SO2”), nitrogen oxides (“NOx”) and particulates. In order to maintain compliance with emission requirements in certain jurisdictions, we utilize various de-NOx and desulfurization processes, as well as controlling sulfur levels in our feedstocks as needed. We control the particulate matter by using bag filter technology.
In the European Union (“EU”), we are subject to the EU Directive No. 2010/75/EU on industrial emissions (“IED Directive”), which regulates pollution from industrial activities and includes rules aiming to reduce emissions into air, water and land and to prevent the generation of waste. In addition to the IED Directive and its implementation, European jurisdictions in which we operate may provide for further regulations regarding emission reduction and safety technology standards that apply to our facilities (for example, the German Emissions Control Act). The EU Commission is currently revising EU measures addressing pollution from large industrial installations, as

Orion S.A.
announced in the European Green Deal. The aims of the revision are to progress towards the EU’s zero pollution ambition for a toxic-free environment and to support climate, energy and circular economy policies. This includes the revision of the IED Directive.
In the U.S., we are subject to emissions limitations on prevention of significant deterioration (“PSD”) permits issued under the federal Clean Air Act (“CAA”), as well as analogous state and local laws, which regulate the emission of air pollutants from our facilities and impose significant monitoring, record keeping and reporting requirements. In addition, these laws and regulations require us to obtain pre-approval for the construction or modification of facilities expected to produce or significantly increase air emissions and to obtain and comply with air permits that include stringent conditions on air emissions and operations. In certain cases, we may need to incur capital and operating expenditures for specific equipment or technologies to control emissions. We have incurred, and expect to continue to incur, substantial administrative and capital expenditures to maintain compliance with CAA requirements.
Pursuant to the CAA, the U.S. Environmental Protection Agency (“EPA”) has developed industry-specific National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for stationary sources classified as “major” on the basis of their hazardous air pollutant emissions. Under these, we are required to comply with Maximum Achievable Control Technology (“MACT”) standards. Our U.S. facilities are subject to MACT standards applicable to carbon black facilities, as well as MACT standards applicable to industrial boilers. The EPA amended existing carbon black MACT standards, which increased stack testing frequency and imposed more stringent startup and operating requirements for our U.S. plants. The U.S. plants are generally in compliance with MACT standards.
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
Greenhouse Gas Regulation and Emissions Trading—Our facilities emit significant volumes of CO2. In the EU, all of our production facilities (except for our manufacturing site in France) are subject to the European Emission Trading System (“EU ETS”) for CO2 emissions. Industrial sites to which the EU ETS applies receive a certain volume of allowances in metric tons to emit greenhouse gasses (“GHG”) and must surrender allowances in equivalent volume for each metric ton of greenhouse gas (“GHG”) emitted. Carbon black production is currently listed on the carbon leakage list, which allows receiving the significant share of needed emission allowances free of charge. From January 1, 2021, the EU ETS has stepped into its Phase 4 period running until 2030. However, as part of the EU Green Deal the EU has adopted a climate law enshrining its new climate targets of at least a 55% reduction in GHG emissions by 2030 compared to 1990 levels and net zero by 2050. The European Commission published its first part of the “Fit for 55” package in July 2021 to enable the EU to meet those targets. The actual EU ETS is expected to be subject to regular reviews and possible changes in order to ensure the way to achieve those climate reduction targets.
The design concept of the South Korean Emission Trading System is similar to the EU ETS. We may need to purchase emission rights for our South Korean plant to cover the shortfall where emissions exceed the quantity of free allowances, incurring additional costs.
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
There are also ongoing discussions and regulatory initiatives in other countries in which we have production facilities, regarding GHG emission reduction programs. For instance, South Africa has adopted a CO2 tax regime.
Water Quality—Our plants are net consumers of water and are generally subject to laws and regulations related to water management. Most of our plants recycle a substantial amount of the water used in the manufacturing process, which is re-used as “quench water” in the cooling process.
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

Orion S.A.
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
Non-hazardous and Hazardous Waste—In some jurisdictions in which we operate, we are subject to provisions regarding waste management and the handling and storage of hazardous substances. We generate both hazardous and non-hazardous wastes at our facilities that we manage in accordance with applicable laws and regulations. Waste streams generated at our facilities include but are not limited to office trash, carbon black, solvents, refractory materials, catalyst materials, and non-saleable sulfuric acid. Certain facilities have on-site landfills permitted for the disposal of non-hazardous solid waste, but we are not currently using these landfills to dispose of waste. Any waste that is not recycled or reused is managed off site in compliance with local laws and regulations.
Chemical Regulations—Some jurisdictions we operate in have established regimes to regulate or control chemical products to ensure the safe manufacture, use and disposal of chemicals.
In the EU, the Regulation on Registration, Evaluation, Authorization of Chemicals (“REACH”) requires chemical manufacturers and importers in the European Union to register all chemicals manufactured in or imported into the EU in quantities of more than one metric ton annually. Registration has to be made with the European Chemicals Agency (“ECHA”), and the use of certain “highly hazardous chemicals” must be authorized by ECHA. Furthermore, REACH contains rules on bringing substances to the market that have been identified as substances of very high concern. In the United States, we are subject to federal and state chemical regulations. Under the Toxic Substances Control Act (“TSCA”), the EPA is required to maintain a list of each chemical substance that is manufactured or processed, including imports. This inventory plays a central role in the regulation of most industrial chemicals in the United States. Carbon black is listed and maintained as an active substance in the TSCA Chemical Substance Inventory, and all our facilities are subject to chemical data reporting rules (“CDR”). Under CDR, we are required to submit basic exposure information to EPA every five years. In California, we are subject to the California Safe Drinking Water and Toxic Enforcement Act, which imposes labeling and record keeping requirements. In South Korea, under its Chemical Control Act, coal-based feedstock oils such as crude coal tar (“CCT”), coal tar distillate (“CTD”) and soft pitch oil (“SPO”) containing more than 0.1% quinoline are treated as hazardous chemicals requiring production sites to be duly licensed.
We are a member of the International Carbon Black Association (the “ICBA”). The ICBA seeks to address common environmental, health and safety issues, undertakes research on health implications of carbon black, and serves as the leading advocate for the industry in the regulatory and public-interest arenas. The ICBA funds research on international environmental, health, product safety and workplace safety matters concerning carbon black.
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
In addition, we are a member of the European Chemical Industry Council (“CEFIC”), a European trade association for the EU chemical industry. CEFIC offers services and expertise to its members on regulatory, scientific, and technical matters. It engages, advocates, and represents the industry to create the right support and policy frameworks in the EU and beyond. CEFIC flags new EU legislative initiatives and provides information to its members to timely prepare and mitigate impact on their business and operations.
Health and Safety—The health and safety of our employees and customers is one of our highest priorities. We strive to continually improve and attain the top performance on occupational injury and illness rates as compared to the chemical industry. New employees and contractors working and visitors on site are given environmental, health and safety (“EHS”) training, and we keep track of EHS concerns and issues from our employees. Employees are required to report incidents including “near misses” into our electronic EHS management system. Our sites are required to implement and report EHS leading and lagging indicators for EHS performance. Plant managers are required to track and monitor these leading and lagging indicators and take action as appropriate. Leading and lagging indicator data and incidents are reviewed by senior management on a monthly basis.
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

Orion S.A.
carbon black as a suspect carcinogen (Category 3). Any risk reclassification of our raw materials, intermediates or finished product could result in increased operating costs or affect product lines or sales.
The Community Rolling Action Plan (“CoRAP”) indicates substances for evaluation by the member states of the EU. The evaluation aims to clarify the initial concern that manufacturing and/or use of shortlisted substances could pose a risk to human health or the environment. With ECHA's update of the CoRAP list in March 2016, carbon black was included in CoRAP for substance evaluation in 2018, though such evaluation has been postponed several times. With ECHA’s most recent December 2023 update, the carbon black substance evaluation is proposed to be further delayed to 2026. The substance evaluation for carbon black was proposed by France. The initial reasons of concern raised by the French Agency for Food, Environmental and Occupational Health & Safety (“ANSES”) relate to carbon black being an alleged carcinogenic substance and a suspected reproduction toxicant. Orion is working as a member of the CB4REACH Consortium and ICBA to address the reasons for nomination. The conclusion of the evaluation may have significant business impact should ANSES conclude that carbon black poses a risk to human health. A potential outcome could be a harmonized classification and labeling of carbon black for carcinogenicity and toxicity to reproduction. These developments may significantly affect our business, including increasing costs of doing business.
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
Further Regulatory Matters
We are subject to further governmental regulation from state, national, EU and other international regulatory authorities concerning, among other things: product safety, export and import control regulations and other customs regulations, data protection, supply chain compliance as well as our competitive and marketplace conduct. We believe that we are in compliance in all material respects with these regulations. We cannot guarantee, however, that any future changes in the requirements or mode of enforcement of these laws and regulations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our operations and performance are materially connected to worldwide economic conditions. Because carbon black is used in a diverse group of end products, demand for carbon black has historically been related to real gross domestic product (“GDP”) and general global economic conditions. In particular, a large part of our sales has direct exposure to the cyclical automotive industry and, to a lesser extent, the construction industry. As a result, certain parts of our business experience a level of cyclicality. The nature of our business and our large fixed asset base make it difficult to rapidly adjust our fixed costs downward when demand for our products declines, which could materially affect our profitability. Global and regional economic downturns have in the past, and may in the future, reduce demand for our products, which have decreased and would decrease our revenue, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods with significant market turmoil and tightened credit availability, we could experience difficulties in accounts receivable collections, pricing pressure and reduced global or local business activity.
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
Our operations are subject to hazards inherent in chemicals manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including, but not limited to, fires and explosions, accidents, accidental oil or products releases, severe

Orion S.A.
weather and natural disasters (including hurricanes, tornadoes, ice storms, droughts, floods and earthquakes, some of which are significantly increasing in likelihood because of climate change), pandemics (e.g. COVID-19) or epidemics, mechanical failures, unscheduled downtime at our production facilities or at facilities that supply raw materials to us, transportation interruptions, disruption to harbor-, road-, pipeline- or storage tank-access, pipeline, tank and silos leaks and ruptures, quality problems, technical difficulties, energy grid shutdowns, discharges or releases of toxic or hazardous substances or gases, other environmental risks, sabotage, acts of terrorism or other acts of violence as well as potential boycotts, strikes, sanctions or blockades.
Such events have in the past disrupted, and could in the future disrupt, our supply of raw materials or otherwise affect sales, production, transportation and delivery of our products or affect demand for our products. We could incur significant expenditures in connection with such operational risks. These may be caused both by external and internal factors noted above as well as war, military operations, strikes, official orders, technical interruptions, material defects, accidents or mistakes. In all of these cases, our property, third-party property or the environment may sustain damage, or there may be human exposure to hazardous substances, personal injuries or fatalities. Such events could result in material financial liabilities, civil or criminal law consequences, the temporary or permanent closure or loss of control over the relevant production or administrative sites or power plants and a negative impact on our financial condition, results of operations and cash flows.
We are dependent on major customers for a significant portion of our sales, and a significant adverse change in a customer relationship could negatively affect our business, financial condition, results of operations and cash flows.
Customer concentration is driven by the consolidated nature of the industries we serve. In 2023, our top ten customers accounted for approximately 48% of our volume measured in thousand metric tons (“kmt”). Our success in continuing to strengthen relationships and grow our business with our largest customers and in retaining their business over extended time periods could affect our future results. The loss of any of our major customers (including due to industry consolidation) or a reduction in volume sold to them, could adversely affect our results of operations. Any deterioration in the financial condition of any of our customers or the industries they operate in or serve that impairs our customers’ ability to place orders or make payments to us could decrease our sales or increase our uncollectible receivables and could adversely affect our business, financial condition, results of operations and cash flows.
We may not be able to compete successfully in the industries and markets in which we operate.
The industries in which we operate are highly competitive based on price, product innovation, product quality, distribution capability, and industry and customer knowledge. We face competition from global and regional suppliers, both in developed and in emerging regions. While we aim to operate at low cost and are focused on reducing our fixed and variable cost bases across our production chain, there may be improvements in the cost competitiveness of other manufacturers relative to us or in the performance properties of substitutable products and raw materials, which could result in advantages for our competitors that adversely affect our business. Furthermore, some of our competitors may have greater financial and other resources, enhanced access to governmental funding or a larger capitalization than we have. If we are unable to respond successfully to changing competitive conditions, the demand for our products could be adversely affected which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Although carbon black continues to offer opportunities for product and process innovation, we cannot be certain that the investments we make in our innovations will result in proportional increases in revenue or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, industry acceptance or insufficient industry size to support a new product, competitors’ new products, or difficulties in moving from the experimental stage to the production stage. These disruptions or delays could adversely affect our business, financial condition, results of operations and cash flows.
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

Orion S.A.
Alternative materials, procedures or technologies may be developed, or existing ones may be improved, and may replace those currently offered in the carbon black industry. If such newly developed or improved products are being offered at lower prices, have preferable features or other advantages, in particular from a regulatory perspective, and we are not able to offer similar new or improved products, we may lose substantial sales volume or customers, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business strategies are based on our assumptions about future demand for our existing products, the new products and applications we are developing, and on our continuing ability to produce our products profitably. Each of these factors depends on, among other things, our ability to realign our product portfolio, divest businesses on favorable terms and with minimal disruptions, discontinue product lines with minimal disruption, finance our operations and product development activities, negotiate favorable terms, maintain high-quality and efficient manufacturing operations, relocate and close certain manufacturing facilities with minimal disruption to our operations, respond to competitive and regulatory changes, access quality raw materials in a cost-effective and timely manner, and retain and attract highly skilled technical, managerial, marketing and finance personnel. Any failure to develop, revise or implement appropriate business strategies in a timely and effective manner may adversely affect our business, financial condition, results of operations and cash flows.
We are subject to volatility in the costs, quality and availability of raw materials and energy, which could decrease our production volumes and margins and adversely affect our business, financial condition, results of operations and cash flows.
Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to fluctuations in local and worldwide supply and demand as well as other factors beyond our control. The preponderance of raw material cost used in the production of carbon black is related to petroleum-based or coal-based feedstock known as carbon black oil, with some additional use of other raw materials, such as acetylene, hydrogen and natural gas. We obtain a considerable portion of our raw materials and energy from selected key suppliers. Although we maintain certain raw material reserves, if any of these suppliers is unable to meet its obligations under supply agreements with us on a timely basis or at all, or if we cannot source sufficient supply, we may be forced to incur higher costs to obtain the necessary raw materials and energy elsewhere. Additionally, raw material sourcing and related infrastructure (e.g., harbor access, cargo or ship availability, pipeline, tank, rail, waterway or road-access), may be subject to local developments or regulations in certain jurisdictions where we operate that may reduce, delay or halt the physical supply of raw materials. Our inability to source energy or quality raw materials like carbon black oil, including due to the Russia-Ukraine war, Hamas-Israel conflict and China’s relations with the U.S. and with the EU, or otherwise, in a timely fashion and at costs that we anticipate or that are acceptable to us, or an inability to pass-through any cost increases to our customers, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which have in the past affected and may in the future affect our Net Working Capital, cash requirements and operating results. Changes in raw material and energy prices have a direct impact on our Net Working Capital levels. Increases in the cost of raw materials lead to an increase in our Net Working Capital. Due to the quantity of carbon black oil and finished goods that we typically keep in stock together with the levels of receivables

Orion S.A.
and payables maintained, increases occur gradually over a two to three-month period but can vary depending on inventory levels and working capital levels, generally. Net Working Capital swings are particularly significant in an environment of high price volatility.
We may also be subject to volatility in the cost, quality and availability of raw materials and energy due to factors beyond our control, such as geopolitical conflict. See “Our business, financial condition and results of operations could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies, including disruptions caused by the ongoing war between Russia in Ukraine, the Hamas-Israel conflict and the growing geopolitical tensions between China and Taiwan. This could have an adverse impact on our business, financial condition, results of operations and cash flows.
Any failure to realize benefits from investments, joint ventures, acquisitions or alliances could adversely affect our business, financial condition, results of operations and cash flows.
We have made, and may continue to make, investments and acquisitions and enter into joint ventures and collaborations. The success of acquisitions of existing facilities, new technologies, companies and products, or arrangements with third parties is not always predictable, and we may not achieve our anticipated objectives. Failure to achieve our respective goals could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
We rely on information technology systems to manage and operate our production facilities, to process transactions, and to summarize our operating results. Our information technology systems are an important element for effectively operating our business. Information technology systems failures, particularly in connection with running SAP, including risks associated with upgrading or timely updating our systems, network disruptions, misuse, cybercrime and breaches of data security, could disrupt our production as well as our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting, and lead to increased costs. It is possible that future technological developments could adversely affect the functionality of our computer systems and require further action and substantial funds to prevent or repair computer malfunctions. Our information technology systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybercrime, internal or external security breaches, catastrophic events such as fires, earthquakes, floods, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees or third-party providers. Although we have taken extensive steps to address these concerns by implementing sophisticated network security, back-up systems and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business, financial condition, results of operations and cash flows. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our production and operations. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, financial condition or results of operations. We have experienced non-material cybersecurity attacks in the past and may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication.
While we continually work to safeguard our systems, train our employees and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cybersecurity attacks or security breaches that manipulate or improperly use our systems or networks, compromise or lose confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations and safety tools. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. In addition, such attacks or breaches could require significant management attention and resources, and result in the diminution of the value of the Company’s intellectual property and other assets. A breakdown in existing controls and procedures around the Company’s cybersecurity and security prevention environment may prevent us from detecting, reporting or responding to cybersecurity incidents in a timely manner and could have a material adverse effect on our financial condition or the market price of our securities.
In addition to supporting our operations, we use our systems to collect and store confidential and sensitive data, including information about our know-how, technology and business, as well as about our customers and our employees. As our technology continues to evolve, we anticipate that we will collect and store even more data in the future, and that our systems will increasingly use remote cloud-based

Orion S.A.
solutions and communication features that are sensitive to both willful and unintentional security breaches. Much of our value is derived from our confidential business information, including customer data, proprietary technology and trade secrets. To the extent the confidentiality of such information is compromised, we may lose our competitive advantage, and our business, financial condition, results of operations and cash flows may suffer. We also collect, retain and use personal information, including data we gather from customers for product development and marketing purposes, and data we obtain from employees. In the event of a breach in security that allows third parties access to this information, we are subject to a variety of laws on a global basis that require us to provide notification to the data owner, and that may expose us to lawsuits, fines and other means of regulatory enforcement. Our reputation could suffer in the event of such a data breach, which could cause customers to purchase from our competitors. Ultimately, any compromise of our data security could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to successfully negotiate with the representatives of our employees, including labor unions and works councils, we may experience strikes and work stoppages.
We are party to collective bargaining agreements. We also are required to consult with our employee representatives, such as works councils, on certain matters such as restructuring, acquisitions and divestitures. Although we believe that our relations with our employees are good, there can be no assurance that current agreements will not be terminated, new agreements will be reached or consultations completed without union or works council actions or on terms satisfactory to us. Current and future negotiations and consultations with employee representatives could have a material adverse effect on our business. In addition, a material work stoppage or union dispute could adversely affect our business, financial condition, results of operations and cash flows.
We may not be able to recruit or retain key management and personnel.
Our success is dependent on the management and leadership skills of our key management and personnel. The loss of any member of our key leadership team, and personnel or an inability to attract, retain, develop and maintain additional personnel could prevent us from implementing our business strategy. The loss of one or more members of our key management or operating personnel, or the failure to attract, retain and develop additional key personnel, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political or country risk inherent in doing business in some countries.
We operate a global network of production plants located in Europe, the U.S., South Korea, China, South Africa and Brazil. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following: disruption of supply chains and shipping routes, changes in the rate of economic growth; unsettled political or economic conditions; expropriation or other governmental actions; social unrest, war, terrorist activities or other armed conflict; national and regional labor strikes; confiscatory taxation or other adverse tax policies, trade and or tariff disputes between countries; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation, deflation, and currency fluctuations and devaluation; the effect of global environmental, health and safety issues; pandemics or epidemics, respective lock-downs, changes to economic conditions, market opportunities and operating restrictions; changes in foreign laws and tax rates; changes in trade sanctions or embargoes that result in losing access to customers and suppliers in those countries; costs associated with compliance with anti-bribery and anti-corruption laws; nationalization of private enterprises by foreign governments; and changes in financial policy, free funds flow and availability of credit or financing sources. These factors could adversely affect our business, financial condition, results of operations and cash flows.
Our business, financial condition and results of operations have in the past and could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies, including disruptions caused by the ongoing Russia-Ukraine war, Hamas-Israel conflict and the growing geopolitical tension between China and Taiwan.
The impacts of war and other geopolitical events, including but not limited to the war in Ukraine and the Hamas-Israel conflict, the growing geopolitical tensions between China and Taiwan, are difficult to predict. For example, the conflict in Ukraine has previously caused, and may continue to cause, volatility in crude oil and natural gas prices. The responses of countries and political bodies to Russia’s actions in Ukraine, the larger overarching tensions, and Ukraine’s military defenses and the potential for wider conflict may generally increase energy market volatility, have severe adverse effects on regional and global economic markets and cause volatility in energy and other product prices. The sanctions, shipping disruptions, collateral war damage, and the potential continuation or expansion of the conflict between Russia and Ukraine, or the conflict between Hamas and Israel, could further disrupt the availability of crude oil and natural gas supplies.
The extent or length of any adverse effects of the war in Ukraine or the Hamas-Israel conflict on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify.
The continuation or escalation of events like the war in Russia-Ukraine war or the Hamas-Israel conflict could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations and are difficult to predict. The war in Ukraine has caused and may continue to cause curtailed or delayed spending by our customers’ customers, particularly in the automotive industry, and increases the risk of customer defaults or delays in payments. The Hamas-Israel conflict or any escalation thereof could adversely impact our margins.

Orion S.A.
These and other conflicts may also lead to increased physical terrorist or cyberattacks, damage to global supply chains, and have other consequences that impact our business, financial condition and results of operations.
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
We are subject to extensive supranational, domestic, foreign, federal, state and local laws and regulations governing environmental protection and occupational health and safety, all of which may be subject to change in the future. The raw material procurement, as well as the production and processing of carbon black and its byproducts involve the handling, transportation, manufacture, use and disposal of substances or components that may pose environmental risks or be considered toxic, hazardous or carcinogenic under applicable laws. We are also required to obtain permits or other approvals from various regulatory authorities for our operations, which may be required for matters including air emissions as well as wastewater and storm water discharge, storage, handling and disposal of hazardous substances, remediation of soil, tanks, pipelines or buildings and the operation, maintenance and closure of landfills. If we contaminate the environment, violate or are found to have violated or otherwise fail to comply with laws, regulations or permits or other approvals, or fail to receive the timely renewal of and due application for required permits, we may have to limit production, incur fines and civil or criminal sanctions, be required to undertake significant capital expenditures to achieve compliance, or be subject to other obligations by one or more regulatory authorities. Certain environmental laws and regulations could also impose strict liability, meaning the Company could be forced to assume liability for environmental damage caused by a party other than the Company, even in circumstances where the Company’s actions were lawful.
If environmental harm to soil, groundwater, surface water or natural resources is found to have occurred as a result of our current or historical (prior to the existence of the Company) operations, we may be required to incur significant remediation costs at our current or former production facilities, or at third-party sites and for storage facilities. Many of the facilities and third-party storage facilities we utilize have a long history of operation, which might in the future incur environmental compliance and remediation costs due to past spills, contamination, chemical storage, wastewater treatment and waste disposal practices and other activities depending on present and developing laws. For instance, some of our facilities have onsite landfills that have been open for a number of years; we may incur significant costs when these landfills are closed in accordance with applicable laws and regulations. Under certain laws and regulations, the obligations to investigate and remediate contamination at a facility or site may be imposed on current and former owners or operators who disposed of waste on–site. Liability under such laws and regulations may be without regard to fault or to the legality of the activities giving rise to the contamination. As a result, we may incur liabilities for contamination or wastes, including hazardous wastes, generated by our operations and disposed of onsite or at offsite locations, even if we were not responsible at the time the waste was disposed or the contamination occurred. Further, we may also incur additional closure and cleanup costs in connection with the closure of plants or separate feedstock storage sites, including costs relating to decommissioning of equipment, decontamination and clean-up, asbestos removal and relocation or closure of operating equipment such as storage tanks, pipelines, wastewater treatment systems, ponds and landfills.
Our operations inherently create significant hazards when storing carbon black oil, converting carbon black oil to carbon black and packaging and storing of carbon black and shipping the products to our customers. These hazards and risks include fires, explosions, spills, discharges and other releases or exposures, any of which could impact the environment, neighboring community and our employees, which could result in, environmental pollution, personal injury or wrongful death claims, damage to our and neighboring properties and reputational harm. In these cases, authorities could impose fines, and the Company could be required to rectify any damage which occurs in or outside of our fence lines.
Environmental and safety regulations are subject to frequent change, as are the priorities of those who enforce them, and we could incur substantial costs to comply with current or future laws and regulations. The trend in environmental regulation is to impose increasingly stringent restrictions on activities that may affect the environment. Such regulations have in the past included, and may in the future include, laws and rules designed to reduce emissions of GHG, SO2, NOx, particulate matter and other air pollutants. For instance, the EU has enacted GHG legislation and continues to expand the scope of such legislation. The EPA has promulgated regulations applicable to operations involving GHG above certain thresholds, and the United States and certain states within the United States have enacted, or are considering, limitations on GHG emissions. Any new or amended environmental laws and regulations may result in costly measures for matters subject to regulation, including but not limited to more stringent limits or control requirements for our air emissions; new or increased compliance obligations relating to emission of GHG, SO2, NOx, and particulate matter; any impact our operations could have on the environment or surrounding community; which, in each case, could have a material adverse effect on our operations and financial condition and cash flows. We may be unable to offset these impacts or costs with price increases, productivity improvements, or cost-reduction efforts. Any success we do have in offsetting these impacts or costs will depend on competitive and economic conditions that are inherently variable.
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

Orion S.A.
Certain national and international health organizations have classified carbon black as a possible or suspect human carcinogen. To the extent that, in the future, (i) these organizations re-classify carbon black as a known or confirmed carcinogen, (ii) other organizations or government authorities in other jurisdictions classify carbon black or any of our other finished products, raw materials or intermediates as suspected or known carcinogens or (iii) there is discovery of adverse health effects attributable to the production or use of carbon black or any of our other finished products, raw materials or intermediates, we could be required to incur significantly higher costs to comply with environmental, health and safety laws, or to comply with restrictions on sales of our products, our reputation and business could be adversely affected, and we could become the subject of liability, litigation or enforcement actions. In addition, chemicals that are currently classified as harmless may be classified as dangerous in the future, and our products may have characteristics that are not recognized today but may be found in the future to be carcinogenic or otherwise impair human health. See “Item 1. Business, Environmental, Health and Safety Matters.”
Regulations requiring a reduction of or that impose additional taxes or fees on greenhouse gas emissions could adversely affect our business, financial condition, results of operations and cash flows, and an increased awareness as well as adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation.
Despite our efforts to control, significant volumes of CO2, a GHG, are emitted in our carbon black manufacturing processes. Over the past few decades, the relationship between GHGs and global climate change have resulted in increased levels of scrutiny from regulators, investors and the public alike, and have led to proposed and enacted laws and regulations on both national and supranational levels, to monitor, regulate, control and tax emissions of CO2 and other GHGs. These could adversely affect our business, financial condition, results of operations and cash flows. Investors and other financial institutions are also focused on sustainability and climate change as it relates to their investment and financing decisions. Increased awareness in the investment community and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could also harm our reputation.
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
Compliance with current or future GHG regulations governing our operations may result in significantly increased capital and operating expenditures for measures such as the installation of more environmentally efficient technology or the purchase of allowances to emit GHGs. We may need to purchase emission rights to cover the shortfall where emissions exceed the quantity of allowances (EU and South Korean ETS), which may cause a material financial impact. Examples of such expenditures may include, but are not limited to, becoming subject to carbon and GHG emission trading requirements under which we may be required to purchase carbon credits and other offsets aimed at reducing our ecological footprint if our emission levels exceed our allocations. Costs of complying with regulations could increase, as concerns related to greenhouse gases and climate change continue to emerge. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We attempt to offset the effects of these compliance costs through price increases, productivity improvements and cost reduction efforts. Such price increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales. While their potential effect on our manufacturing operations or financial results cannot be estimated, they could be substantial. We cannot reliably predict the form that future regulations may take or to estimate any costs that we may be required to incur with respect to these or any other future requirements. In addition to the increased expenditures outlined above, such requirements could also adversely affect our energy supply, or the costs (and types) of raw materials we use, and ultimately may directly or indirectly restrict our operations or reduce demand for our products. The realization of any or all of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1. Business, Environmental, Health and Safety Matters.”
Developing regulation of carbon black as a nano-scale material could require us to comply with costly new requirements.
Carbon black consists of aggregates of primary nano-scale particles. The EPA and other governmental agencies are currently developing a regulatory approach under which they will collect further data on nano-scale materials, including carbon black, under the U.S. Toxic

Orion S.A.
Substances Control Act (“TSCA”). In addition, the EPA and other nations’ environmental regulatory authorities, including the European Commission, are also conducting extensive environmental health and safety testing of nano-scale materials. If carbon black is found to be harmful to humans and/or to the environment, it could be subject to more stringent regulatory control, which could require us to incur significantly higher costs to comply with new environmental, health and safety laws and could adversely affect our reputation and business. See “Item 1. Business, Environmental, Health and Safety Matters.”
In the EU, in 2022 the European Commission finalized the process on the revision of the nanomaterial definition. With its updated recommendation on June 10, 2022 of the definition of nanomaterial (2022/C 220/01), the status for carbon black remains unchanged in comparison to the previous version (2011/696/EU). The majority of carbon black grades are defined as nanomaterials. Furthermore, the International Organization for Standardization (“ISO”) developed the ISO TC 229 “Nanotechnologies,” which considers carbon black a “nano-structured material.” The industry is not yet generally affected by these definitions. However, certain regulations regarding cosmetics applications or articles which are intended for food contact have already been implemented, and other regulations are being discussed which may affect the use of carbon black in the future. This development may significantly affect our business in a manner we cannot predict, including by increasing the costs of doing business or decreasing the marketability of our products. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Environmental, social and governance matters and any related reporting obligations may impact our businesses.
U.S., EU and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance (ESG) matters. For example, new U.S., EU and international laws and regulations relating to ESG matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require increased costs to comply, including the implementation of new reporting processes, entailing additional compliance risk, enhanced workforce skills, and other incremental investments.
If our ESG practices fail to meet these regulatory requirements, obligations or investor, customer, consumer, employee or other stakeholders' evolving expectations and standards in areas including environmental stewardship, support for local communities, diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If we do not adapt to, or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, which could have a material adverse effect on our reputation, business or financial condition.
The European Union REACH legislation or similar legislation in other countries may affect our ability to manufacture and sell certain products.
The REACH legislation as described under “Chemical Regulation” above or similar legislation in other countries or jurisdictions may limit the ability to market or sell our products, in particular if the relevant authorities may change or amend the registration prerequisites for our products or may narrow their interpretation of such legislation in relation to our products.
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

Orion S.A.
Market and regulatory changes may affect our ability to sell or otherwise benefit from co-generated energy, which may adversely affect our business, results of operations and cash flows.
Currently, approximately half of our manufacturing sites, including one jointly owned production facility, have some form of co-generation transforming waste heat from combusting exhaust gas, the main by-product of the carbon black production process, into electricity, steam or hot water. Some of this co-generated energy is self-consumed, and the excess may be sold to third parties. Our ability to benefit from co-generation, and in particular our ability to sell it to third parties, may be limited due to general market conditions or regulatory changes, which may adversely affect our business, results of operations and cash flows.
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
The outcome of legal proceedings is extremely difficult to predict, and we offer no assurances in this regard. Adverse rulings, judgments or settlements in pending or future litigation or administrative proceedings, including employment-related disputes and litigation, contract disputes and litigation, intellectual property disputes and litigation, product liability claims, tort claims and other personal injury claims, claims based on alleged exposure to asbestos, chemicals or to carbon black, environmental permitting disputes or in connection with environmental remediation activities or contamination, could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our intellectual property rights are important to our success and competitive position. We own various patents and other intellectual property rights and have licenses to use intellectual property rights covering some of our products as well as certain processes and product uses. We often choose not to seek to patent a production method or product in order to avoid disclosure of business specific know-how. In addition to patents, a significant part of our intellectual property are our trade secrets, general know-how and experience regarding manufacturing technology, plant operation and quality management, which third parties, including our competitors, may develop independently without violating our trade secret rights. We make careful assessments with respect to production process improvements and decide whether to apply for patents or retain and protect them as trade secrets. In some of the countries in which we operate or sell products, such as China, the laws protecting patent holders are scoped or interpreted differently than in the U.S., the EU or certain other regions. When we file a patent application, it is usually filed for all countries with active competition where we have existing customers. Nonetheless, because the laws and enforcement mechanisms in some countries may not be as effective as in others, and because our intellectual property rights may, if asserted, ultimately be found to be invalid or unenforceable, we may not be able to protect all of our intellectual property rights successfully. Insufficient protection of intellectual property may limit our ability to make use of technological advantages or result in a reduction of future profits. This may cause competitive restrictions and may have an adverse effect on our business, financial condition, results of operations and cash flows.
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
In connection with the separation of our business from Evonik, completed on July 29, 2011 (the “Acquisition”), Evonik assigned to us intellectual property that was exclusively used in its carbon black business as well as certain intellectual property rights that are still in use in Evonik’s retained business. Also, Evonik retained ownership of certain intellectual property that is not material to us. Evonik has granted us a non-exclusive license to use such retained intellectual property in the field of carbon black. In addition, we have granted back to Evonik licenses relating to some of our intellectual property rights to use such intellectual property in all fields outside the field of carbon

Orion S.A.
black, which licenses are exclusive, subject to certain exceptions in areas adjacent to carbon black. Accordingly, we may be restricted in leveraging the intellectual property that we use on the basis of a license from Evonik or the intellectual property that is subject to the grant-back licenses to expand our business into certain fields outside of carbon black.
Risks Related to Indebtedness, Currency Exposure and Other Financial Matters
Our financial leverage may make it difficult for us to service that debt and operate our businesses.
We are leveraged with recurring debt service obligations and expect to continue to have leverage for the foreseeable future. We may also incur more debt in the future. This may have negative consequences for our business and investors, including requiring that a substantial portion of the cash flows from our operations be dedicated to debt service obligations; reducing the availability of cash flows to fund internal growth through working capital, capital expenditures, to fund other general corporate purposes, to pay dividends and to finance stock buy-backs; increasing our vulnerability to economic downturns generally or in our industry; exposing us to interest rate increases on our existing indebtedness and indebtedness that we may incur in the future; placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flows; limiting our flexibility in planning for or reacting to changes in our business and our industry; restricting us from pursuing strategic acquisitions or exploiting certain business opportunities; and limiting, among other things, our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
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
Our current debt instruments impose some operating and financial restrictions on us. These restrictions include limitations on our ability to, among other things, merge or consolidate with other companies; sell, lease, transfer or dispose of assets; pay dividends, redeem stock capital or redeem or reduce subordinated indebtedness; and make acquisitions or investments. Our debt instruments contain covenants that may adversely affect our ability to finance our future operations and capital needs and to pursue available business opportunities. Our ability to comply with these provisions may be affected by changes in economic or business conditions or other events beyond our control. In addition, our debt instruments contain cross-default provisions such that a default under one particular financing arrangement could automatically trigger defaults under other financing arrangements and cause such indebtedness to become due and payable, together with accrued and unpaid interest. As a result, any default under an indebtedness to which we are party could result in a substantial loss to us and could adversely affect our business, financial condition, results of operations and cash flows.
A deterioration in our financial position or a downgrade of our ratings by a credit rating agency could adversely affect our ability to find new financing and maintain existing financing sources, ensure the continued access to receivables factoring programs, increase our borrowing costs and our business relationships could be adversely affected.
A deterioration of our financial position or a downgrade of our credit ratings for any reason could adversely affect our ability to find new financing and maintain existing financing sources, maintain or expand our receivables programs, increase our borrowing costs and have an adverse effect on our business relationships as well as on the payments and other terms agreeable with customers, suppliers and hedging counterparties. We currently do and may in the future enter into various forms of hedging arrangements against currency and exchange, interest rate, raw material and energy and oil price fluctuations. Financial strength and credit ratings are important to the availability and pricing of these hedging activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more difficult or costly for us to engage in these activities in the future.
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
We are exposed to market risks relating to fluctuations in foreign currency exchange and interest rates. Our results of operations have in the past been affected and may in the future be affected by both the transaction and translation effects of foreign currency exchange rate fluctuations. We are exposed to currency fluctuation when we convert currencies that we may receive for our products into currencies required to pay our debt, or into currencies in which we purchase raw materials, meet our fixed costs or pay for services, any of which could result in a gain or loss depending on fluctuations in exchange rates. Fluctuations in currency exchange rates could require us to reduce our prices to remain competitive in foreign markets. In each case, the relevant income or expense is reported in the relevant local currency and is translated into the U.S. dollar at the applicable currency exchange rate for inclusion in our consolidated financial

Orion S.A.
statements. Therefore, our financial results in any given period are materially affected by fluctuations in the value of the U.S. dollar relative to other currencies, in particular the euros, the Korean won and Chinese renminbi. In addition, certain of our outstanding debt obligations are denominated, pay interest in and must be repaid in euros (and certain of our future debt obligations may be denominated in euros), and therefore expose us to additional exchange rate risks. An appreciation of the euro would make our financing under euro-denominated instruments more expensive. We are also exposed to adverse changes in interest rates. We manage our foreign exchange risk through normal operating and financing activities and, when deemed appropriate, through the selective use of derivative transactions, the effectiveness of which is dependent, in part, upon the counterparties to these contracts honoring their financial obligations to us. We cannot be certain that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations, and our financial results could be adversely affected.
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
Disruptions in the credit markets may result in less credit being made available by banks and other lending institutions. As a result, we may not be able to obtain financing to pursue other business plans or make necessary investments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable at a reasonable cost or may be available only for certain risks. We can provide no assurances that we would be able to obtain replacement insurance on acceptable terms or at all.

Orion S.A.
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
Additionally, during periods of high profitability in certain industries, there are often calls for increased taxes or surcharges on incremental revenues or profits, often called “windfall profit” taxes. Governments in various jurisdictions may impose or increase such taxes for certain companies operating in the energy and oil and gas sector. The imposition of, or increase to, such windfall profit taxes could adversely affect our financial results.
Risks Related to Ownership of our Common Stock
We cannot assure investors that we will pay dividends on our common stock at historical rates or at all.
Our ability to pay dividends on our common stock at historical rates, or at all, is generally dependent on a proposal by our Board of Directors subject to approval by our stockholders and will depend on a number of factors, including, among others, our financial condition and results of future operations, growth opportunities and restrictive covenants in our debt instruments.
The rights of our stockholders may differ from the rights they would have as stockholders of a U.S. corporation, which could adversely affect trading in our common stock and our ability to conduct equity financings.
Our corporate affairs are governed by our Articles of Association and the laws of Luxembourg, including the Luxembourg Company Law. The rights of our stockholders and the responsibilities of our directors and officers under Luxembourg law are different from those applicable to a corporation incorporated in the U.S. Luxembourg laws may not be as extensive as those in effect in the U.S., and Luxembourg law and regulations in respect of corporate governance matters might not be as protective of minority stockholders as state corporation laws in the U.S. As a result, our stockholders may have more difficulty in protecting their interests in connection with actions taken by our directors and officers than they would as stockholders of a corporation incorporated in the U.S.
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

Orion S.A.
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
Luxembourg and European insolvency and bankruptcy laws are substantially different from U.S. insolvency laws and may offer our stockholders less protection than they would have under U.S. insolvency and bankruptcy laws.
We are subject to Luxembourg insolvency and bankruptcy laws. Should courts in another European country determine that the insolvency and bankruptcy laws of that country apply to us in accordance with and subject to such EU regulations, the courts in that country could have jurisdiction over any insolvency proceedings initiated against us. Insolvency and bankruptcy laws in Luxembourg or the relevant other European country, if any, may offer our stockholders less protection than they would have under U.S. insolvency and bankruptcy laws and make it more difficult for them to recover the amount they could expect to recover in a liquidation under U.S. insolvency and bankruptcy laws.
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
We are fully committed to protecting our assets and ensuring security across our Information Technology (“IT”) and Operational Technology (“OT”) environments. Our approach to cybersecurity involves implementing technology standards, processes and an organizational design according to industry practices to strengthen our defenses against cyberattacks. We utilize security technologies, like firewalls, intrusion detection systems and encryption tools to establish defenses against cyber threats. We are committed to updating and patching our systems to ensure that vulnerabilities are promptly addressed. Our processes are aligned to identify weaknesses and areas for improvement by conducting cybersecurity audits and assessments. In the event of a cybersecurity incident, we have a defined incident response plan in place. The plan provides guidance on how to effectively respond. Our employees also undergo regular training programs on identified cybersecurity threats, and their role in maintaining a secure environment.
We continually develop solutions to mitigate the impact of cyber risks from external actors cyber activity, including via portals for potential and current partners with capability to report suspected phishing. Furthermore, we have a risk assessment procedure that identifies and examines cyber risks by taking into account their impact and the likelihood of them being exploited. We evaluate risk as part of our cybersecurity management program to validate capabilities and limitations. Together with our third-party IT service providers, we conduct vulnerability and security assessments, penetration testing and scenario-based evaluations to assess the effectiveness of our security measures against cyber threats. This allows us to make informed decisions regarding the prioritization and mitigation of risks in the IT and OT space. In addition, we also benchmark our measures to marketplace security standards such as the U.S. National Institute of Standards and Technology’s (“NIST”) and other cyber security standards. Regular table-top exercises are conducted, and we have a continuous security improvement process in place.
These processes also take into account risks that arise from our external partnerships and we understand that collaborating with external parties introduces vulnerabilities, such as supply chain risks, possibility of third-party data breach and reliance on partner security measures.
Our approach to managing cybersecurity is designed to ensure oversight and strategic leadership. Leading our cybersecurity risk management efforts is our Chief Information Security Officer (“CISO”).

Orion S.A.
In the case of cybersecurity incidents, our CISO leads our Cyber Emergency Response Team disclosure process, which is a collaborative process by which our CISO is advised of cyber incidents and communicates and collaborates with relevant departments across the organization to develop and execute an appropriate response.
The Board has delegated cybersecurity monitoring responsibility to the Audit Committee. Regular updates on cybersecurity status, material cyber incidents, and cyber risk management from either the Chief Information Officer (“CIO”) or CISO are provided to both the Board and Audit Committee. The Audit Committee regularly discusses identified security risks with senior management and reviews management proposed mitigation measures, key cyber initiatives and programs. The Board also considers cybersecurity topics including risk mitigation on a regular basis.
We believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date.
Our Risk Factors include further details about the material cybersecurity risks we face. See Item 1A., Risk Factors, above.

Orion S.A.
Item 2. Properties
Production Facilities
We currently operate 14 wholly owned production facilities in Europe, North and South America, South Africa and Asia, and one jointly owned production facility at Dortmund, Germany. Most of our production facilities are ISO 9001, Quality Management and ISO 14001, Environmental Management certified.
The map provides an overview of the geographical footprint of our production network as of December 31, 2023:

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
14 **Malmoe,** Sweden
15 **Jasło**, Poland
16 **Ravenna**, Italy
17 **Gqeberha** (Port Elizabeth), South Africa

Asia Pacific

18 **Seoul**, South Korea
19 **Yeosu**, South Korea
20 **Tokyo,** Japan
21 **Qingdao**, China
22 **Huaibei**, China
23 **Shanghai**, China (Regional HQ)
24 **Singapore**, Singapore

Item 3. Legal Proceedings
We have been and expect to become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as product related claims, liability claims, employment related claims and asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. We believe, based on currently available information, that the results of the proceedings referenced above, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these current or future matters or their effect on the Company. For information regarding our material legal proceedings and regulatory matters, see Item 8. Financial Statements and Supplemental Data, Note Q. Commitments and Contingencies.
Item 4. Mine Safety Disclosures
Not applicable.

Orion S.A.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OEC”.
As of February 9, 2024, there were approximately 12 record holders of our common stock, i.e. stockholders directly registered under their name in the Company’s physical stock ledger in Luxembourg.
During the fiscal year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act.
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our Board. See “Stock Repurchase Program” below.
The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Proxy Statement (as defined in Item 10 below) under the heading “Equity Compensation Plan Information at December 31, 2023.”
Dividend Policy
In accordance with the Luxembourg Company Law, the general meeting of stockholders has the power to make a resolution on the payment of dividends upon the recommendation of the Board of Directors. In deciding whether to recommend any future dividend, the Board of Directors would take into account any legal or contractual limitation, our actual and anticipated future earnings, cash flows, debt service and capital requirements, our business plans and such other matters as the Board of Directors believes appropriate, in its discretion. Generally, any dividend approved by a general meeting of stockholders would be paid out shortly after the meeting.
Luxembourg withholding tax at a rate of 15% is deducted from dividend payments, subject to certain exemptions and reductions in certain circumstances.
Stock Repurchase Program
In accordance with the authority granted by the Orion stockholders to the Board of Directors through stockholder resolution, on May 5, 2023, our Board of Directors approved a new stock repurchase program with authorization to management to purchase up to approximately 6.9 million stock of our outstanding common stock from time to time through open market purchases or public tender offers, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, at any time through June 2027 (“Stock Repurchase Program”). This new stock repurchase program is in addition to our previous stock repurchase program, which was adopted by our Board of Directors in 2022 and authorized management to purchase up to $50 million of our Common stock (“Prior Stock Repurchase Program”).
The common stock repurchases, under the prior Repurchase Program, was completed during the second quarter of 2023.
The maximum number of shares of our Common stock that may yet be purchased is not necessarily an indication of the number of stock that will ultimately be purchased. Each authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of common stock.

Period	Total number of Common stocks purchased	Average price paid per share	Total number of Common stock purchased as part of publicly announced plans	Maximum number of Common stock yet be purchased as part of publicly announced plans
Stock Repurchase Program
October 1 — 31, 2023	178,652	$20.37	178,652	6,157,434
November 1 — 30, 2023	106,488	21.91	106,488	6,050,946
December 1 — 31, 2023	29,669	25.28	29,669	6,021,277
Common stock Repurchased in 2023 fourth quarter	314,809		314,809	6,021,277

Orion S.A.
Performance Graph
The performance graph and the information contained in this section is not “soliciting material,” is being furnished, not filed, with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
The graph below shows the relative investment performance of Orion Engineered Carbons S.A.'s common stock, the S&P Smallcap 600 Index and S&P Small Cap Chemicals Index since December 31, 2018. The graph assumes that $100 was invested on December 31, 2018 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	2018	2019	2020	2021	2022	2023

Orion S.A.	$100.00	$79.57	$71.93	$77.05	$75.21	$117.50
S&P Smallcap 600	100.00	122.78	136.64	173.29	145.39	168.73
S&P Small Cap Chemicals Index	100.00	116.09	137.69	172.61	147.72	157.00

Item 6. Reserved

Orion S.A
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2023 and 2022, and should be read in conjunction with the information included under Item 1. Business and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and in U.S. Dollars.
This section discusses year-to-year comparisons between 2023 and 2022. For discussions on year-to-year comparison between 2022 and 2021 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report in Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 23, 2023 (the “Prior Annual Report”).
Overview
In 2023, our net sales were $1,893.9 million, sales volume was 932.1 kmt, net income was $103.5 million, and Adjusted EBITDA was $332.3 million.
•Specialty Carbon Black Segment—Adjusted EBITDA was $110.7 million, and the Adjusted EBITDA Margin was 18.1%. This segment accounted for 32.2% of our total revenue, 33.3% of total Adjusted EBITDA and 23.8% of our total volume in kmt in 2023.
•Rubber Carbon Black Segment—Adjusted EBITDA was $221.6 million, and Adjusted EBITDA Margin was 17.3%. This segment accounted for 67.8% of our total revenue, 66.7% of total Adjusted EBITDA and 76.2% of our total volume in kmt in 2023.
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
Recent Developments and Certain Known Trends
General Economic Conditions, Cyclicality and Seasonality
In 2023, our Net income was $103.5 million. We had a record Adjusted EBITDA of $332.3 million due to improved contractual pricing and favorable foreign currency exchange impact despite demand softening in both segments compared to 2022. Operating results were driven by our ability to adjust sales prices to conform to energy prices, raw material costs and cost of utilities and to deliver products that drive enhanced performance in customers’ applications. Our ability to generate a financial return from investments in debottlenecking, yield improvement technologies, and the U.S. Environmental Protection Agency (“EPA”) related projects, contributed to improved operating results.
The Russia-Ukraine war, Hamas-Israel conflict, and China’s relations with the U.S. and with the European Union (“EU”) significantly amplify geopolitical tensions among countries. The extent or length of any adverse effects of the Russia-Ukraine war on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify. In addition, increased imports from China and Southeast Asia may impact our future operating and financial results.
The volatility in trading volumes, and prices in global crude oil and natural gas are expected to continue.
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
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, legal settlement gain, etc.) plus Earnings in affiliated companies, net of tax.
•Net Working Capital—Inventories, net plus Accounts receivable, net minus Accounts payable.
•Capital Expenditures—Cash paid for the acquisition of property, plant and equipment.

Orion S.A
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
Reconciliation of Non-GAAP Financial Measures
The following tables present a reconciliation of each Non-GAAP measure to the most directly comparable GAAP measure:
Gross profit per metric ton (A Non-GAAP Financial Measure)

	Year Ended December 31,		Year-Over-Year
	2023	2022	Delta
	(In millions, except per ton data and percentage)
Net sales	$1,893.9	$2,030.9	$(137.0)	(6.7)%
Cost of sales	(1,442.9)	(1,582.1)	139.2	(8.8)%
Gross profit	$451.0	$448.8	$2.2	0.5%
Volume (in kmt)	932.1	962.9	(30.8)	(3.2)%
Gross profit per metric ton	$483.9	$466.1	$17.8	3.8%
Reconciliation of Net income to Adjusted EBITDA (A Non-GAAP financial Measure)

	Year Ended December 31,		Year-Over-Year
	2023	2022	Delta
	(In millions)			%
Net income	$103.5	$106.2	$(2.7)	(2.5)%
Add back Income tax expense	60.3	51.5	8.8	17.1%
Add back Earnings in affiliated companies, net of tax	(0.5)	(0.5)	—	—%
Income before earnings in affiliated companies and income taxes	163.3	157.2	6.1	3.9%
Add back Interest and other financial expense, net	50.9	39.9	11.0	27.6%
Add back Reclassification of actuarial gain from AOCI	(8.9)	—	(8.9)	—%
Income from operations	205.3	197.1	8.2	4.2%
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	113.0	105.7	7.3	6.9%
EBITDA	318.3	302.8	15.5	5.1%
Equity in earnings of affiliated companies, net of tax	0.5	0.5	—	—%
Long term incentive plan	15.4	7.7	7.7	100.0%
Environmental reserve	(2.2)	(0.4)	(1.8)	450.0%
Other adjustments	0.3	1.7	(1.4)	(82.4)%
Adjusted EBITDA	$332.3	$312.3	$20.0	6.4%
Specialty Carbon Black Adjusted EBITDA	$110.7	$143.9	$(33.2)	(23.1)%
Rubber Carbon Black Adjusted EBITDA	$221.6	$168.4	$53.2	31.6%

Orion S.A
Operating Results
2023 Compared to 2022
Operating results for the periods discussed are as follows:

	Year Ended December 31,		Year-Over-Year
	2023	2022	Delta
	(In millions)			%
Net sales	$1,893.9	$2,030.9	$(137.0)	(6.7)%
Cost of sales	1,442.9	1,582.1	(139.2)	(8.8)%
Gross profit	451.0	448.8	2.2	0.5%
Selling, general and administrative expenses	221.9	227.1	(5.2)	(2.3)%
Research and development costs	24.5	21.7	2.8	12.9%
Other expenses/(income)	(0.7)	2.9	(3.6)	(124.1)%
Income from operations	205.3	197.1	8.2	4.2%
Interest and other financial expense, net	50.9	39.9	11.0	27.6%
Reclassification of actuarial (gains)/losses from AOCI	(8.9)	—	(8.9)	—%
Income before earnings in affiliated companies and income taxes	163.3	157.2	6.1	3.9%
Income tax expense	60.3	51.5	8.8	17.1%
Earnings in affiliated companies, net of tax	0.5	0.5	—	—%
Net income	$103.5	$106.2	$(2.7)	(2.5)%
Net sales
Net sales decreased by $137.0 million, or 6.7%, from $2,030.9 million in 2022 to $1,893.9 million in 2023, driven primarily by the pass-through effect of declining oil prices and lower volume in both segments. Those were partially offset by improved contractual pricing.
Volume decreased by 30.8 kmt, or 3.2%, to 932.1 kmt, year-over-year reflecting weaker demand across all regions in both segments.
Cost of sales
Cost of sales decreased by $139.2 million, or 8.8%, from $1,582.1 million in 2022 to $1,442.9 million in 2023, primarily due the effect of declining oil prices and lower volume.
Gross profit
Gross profit increased by $2.2 million or 0.5%, from $448.8 million in 2022 to $451.0 million in 2023, and gross profit per metric ton increased by 3.8% or $17.8 to $483.9.
The increase was primarily driven by improved contractual pricing, partially offset by lower volume in both segments and lower cogeneration effects due to European electricity prices.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $5.2 million, or 2.3%, from $227.1 million in 2022 to $221.9 million in 2023 driven primarily by lower freight costs due to lower volume in both segments.
Income tax expense
Income tax expense was $60.3 million and $51.5 million in 2023 and 2022, respectively.
The 2023 effective income tax rate was 36.9% compared with 32.7%% in 2022. The increase in the effective tax rate was mainly due to the increase of valuation allowance, income taxes for prior years and the increase of non-deductible business expenses and taxes. Those were partially offset by the effects of earnings in various countries with lower statutory tax rates and tax-free income. For details regarding this deviation, see Item 8. Financial Statements and Supplementary Data and Note P. Income Taxes to the audited Consolidated Financial Statements.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased by $20.0 million, or 6.4%, from $312.3 million in 2022 to $332.3 million in 2023. The increase was primarily due to improved contractual pricing. Those were partially offset by lower volume and cogeneration effects in both segments.

Orion S.A
Comprehensive Income

	Year Ended December 31,		Year-Over-Year
	2023	2022	Delta
	(In millions)
Comprehensive income	$76.1	$142.2	$(66.1)
2023 vs 2022―Comprehensive income decreased by $66.1 million, from $142.2 million to $76.1 million, primarily due to:
•$43.5 million related to net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$25.7 million related to net unfavorable changes in defined pension and other post-retirement benefits.
Those decreases were partially offset by
•$5.8 million of net favorable impacts of unrealized changes in foreign currency translation adjustments.
Segment Discussion
Our business operations are divided into two operating segments—Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as measures of segment performance and profitability. The table below presents our segment results for 2023, and 2022.

	Year Ended December 31,		Year-Over-Year
	2023	2022	Delta
	(In millions, unless otherwise indicated)			%
Specialty Carbon Black
Net sales	$610.6	$675.4	$(64.8)	(9.6)%
Cost of sales	450.3	474.7	(24.4)	(5.1)%
Gross profit	$160.3	$200.7	$(40.4)	(20.1)%
Volume (kmt)	221.4	224.3	(2.9)	(1.3)%
Adjusted EBITDA	$110.7	$143.9	$(33.2)	(23.1)%
Adjusted EBITDA Margin (%)	18.1	21.3	(3.2)	(15.0)%

Rubber Carbon Black
Net sales	$1,283.3	$1,355.5	$(72.2)	(5.3)%
Cost of sales	992.6	1,107.4	(114.8)	(10.4)%
Gross profit	$290.7	$248.1	$42.6	17.2%
Volume (kmt)	710.7	738.6	(27.9)	(3.8)%
Adjusted EBITDA	$221.6	$168.4	$53.2	31.6%
Adjusted EBITDA Margin (%)	17.3	12.4	4.9	39.5%
Specialty Carbon Black
2023 Compared to 2022
Net sales of the Specialty Carbon Black segment decreased by $64.8 million, or 9.6%, from $675.4 million in 2022 to $610.6 million in 2023. The net sales decrease in 2023 was primarily driven by the pass-through effect of declining oil prices.
Volume of the Specialty Carbon Black segment decreased by 2.9 kmt, or 1.3%, from 224.3 kmt in 2022 to 221.4 kmt in 2023. The volume was lower primarily due to weakness across most geographies.
Gross profit of the Specialty Carbon Black segment decreased by $40.4 million, or 20.1%, from $200.7 million in 2022 to $160.3 million in 2023, primarily driven by the lower margin due to lower demand, unfavorable product mix, and lower cogeneration effects.
Segment Adjusted EBITDA of the Specialty Carbon Black segment decreased by $33.2 million, or 23.1%, from $143.9 million in 2022 to $110.7 million in 2023. The decrease was primarily due to unfavorable geographic and product mix and lower cogeneration effects due to lower European electricity prices.

Orion S.A
Rubber Carbon Black
2023 Compared to 2022
Net sales of the Rubber Carbon Black segment decreased by $72.2 million, or 5.3%, from $1,355.5 million in 2022 to $1,283.3 million in 2023. The decrease was primarily due to the pass-through effect of declining oil prices and lower volume, partially offset by improved contractual pricing.
Volume of the Rubber Carbon Black segment decreased by 27.9 kmt, or 3.8%, from 738.6 kmt in 2022 to 710.7 kmt in 2023. The decrease was primarily due to lower demand in the Americas and EMEA region.
Gross profit of the Rubber Carbon Black segment increased by $42.6 million, or 17.2%, from $248.1 million in 2022 to $290.7 million in 2023. The increase in the period was primarily driven by improved contractual pricing, partially offset by lower cogeneration effects.
Segment Adjusted EBITDA of the Rubber Carbon Black segment increased by $53.2 million, or 31.6%, from $168.4 million in 2022 to $221.6 million in 2023. The increase was primarily due to improved contractual pricing, partially offset by lower volume and cogeneration effects.
Liquidity and Capital Resources
Historical Cash Flows
The table below presents cash flows derived from our Consolidated Financial Statements.

	Year Ended December 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	$345.9	$81.0
Net cash used in investing activities	(172.8)	(232.8)
Net cash provided by (used in) financing activities	(197.1)	149.3
2023
Operating Activities—Cash provided by operating activities primarily reflected our Net income, adjusted for non-cash items and changes in working capital. The change in working capital was primarily due to improved payment terms and factoring of certain Accounts receivable.
Investing Activities—Cash used by investing activities primarily reflects $143.7 million expenditures for safety, maintenance and growth investments and $29.1 million to install emissions reduction technology to meet the Environmental Protection Agency (“EPA”) requirements in the U.S.
Financing Activities—Net cash used by financing activities was $197.1 million. These outflows primarily consisted of $97.5 million, net related to repayment of our prior revolving credit facility (the “Prior RCF”) and ancillary credit facilities, $65.6 million for repurchase of common stock under the Stock Repurchase Program and $36.3 million repayment of the repurchase agreement to sell European Emission Allowance certificates (“Repurchase agreement”). Those were partially offset by proceeds of borrowings to partially finance the construction of our Huaibei facility, China and working capital requirements in Korea. See Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements for further information regarding the Company’s indebtedness.
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
Financing Activities—$149.3 million of cash provided by financing activities primarily reflects $91.0 million of net borrowings under our Prior RCF and ancillary facilities, $47.8 million to partially finance the construction of our Huaibei facility, China, $36.3 million proceeds from Repurchase agreement, and Other short-term debt and obligations, net. Those were partially offset by a $30.2 million reduction in local uncommitted credit lines, scheduled debt repayments, dividend distributions and stock buybacks. See Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements for further discussion on our Term-loan refinancing.

Orion S.A
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured Revolving credit facility and related ancillary facilities, various uncommitted local credit lines, and, from time to time, term loan borrowings and Accounts receivable factoring.
We believe our anticipated future operating cash flow, the capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our planned capital expenditures, settle our commitments and contingencies, and address our normal anticipated working capital needs for the foreseeable future.
As of December 31, 2023, the Company had liquidity of $279.3 million, including cash and equivalents of $37.5 million, $221.6 million in availability remaining under our revolving credit facility, including ancillary lines and $20.2 million under other available credit lines.
Net Working Capital (A Non-GAAP Financial Measure)
We define Net Working Capital as the total of Inventories, net and Accounts receivable, net, less Accounts payable. Net Working Capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net Working Capital. The components of Net Working Capital at December 31, are as follows:

	2023	2022
	(In millions)
Inventories, net	$287.1	$277.9
Accounts receivable, net	241.0	367.8
Accounts payable	(183.7)	(184.1)
	$344.4	$461.6
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
Our Net Working Capital decreased to $344.4 million as of December 31, 2023 compared to $461.6 million as of December 31, 2022. The decrease in working capital was primarily due to improved payment terms and factoring of certain Accounts receivable. See Note C. Accounts Receivable to the accompanying Consolidated Financial Statements for further information on the factoring agreement.
Capital Requirements
Capital Expenditures—We define Capital Expenditures as cash paid for the Acquisition of property, plant and equipment. We plan to finance our capital expenditures with cash generated by our operating activities and or utilizing existing debt capacity. We currently do not have any material commitments to make capital expenditures and do not plan to make capital expenditures outside the ordinary course of our business.
Debt and Other Obligations—Our gross debt balance as of December 31, 2023 was $818.2 million, a decrease of $101.5 million compared to December 31, 2022. In 2024, we will repay $4.4 million of long-term debt from cash in hand and cash generated by operating activities. For more information on Debt, refer to Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements.
Contractual Obligations—We believe our contractual obligations will be met with cash generated by operating activities and/or utilizing existing debt capacity. For more information on Contractual obligations, refer to “Note Q. Commitments and Contingencies” to the accompanying Consolidated Financial Statements.
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

Orion S.A
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

Orion S.A
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
The table below shows the sensitivity of our interest expense to changes in the interest rate, after the impact of hedge accounting. It shows the change resulting from a hypothetical fluctuation of 50 basis points (0.50%) in the three-month LIBOR and the USD Term SOFR 3M + CAS (Credit Adjustment Spread) as of December 31, 2023, assuming that all other variables remain unchanged. For example, changes in U.S. dollar (“USD”)/EUR currency rate would have an impact on our interest exposure and vice versa. Changes in interest rates would also have a related impact on our foreign currency (USD) exposure. The sensitivity analysis assumes that the hypothetical interest rate was valid and that our Revolving credit facility was utilized in the full amount over the course of the entire year.
The effect of this hypothetical change in the interest rate of the variable rate loan to our Consolidated Statements of Operations, Income before earnings in affiliated companies and income taxes ("income before taxes" in this section) is as follows:

	December 31, 2023
	Increase by 0.50%	Decrease by 0.50%
	In millions
(Increase) decrease in interest expense	$(4.3)	$4.4
Increase (decrease) in total comprehensive income before taxes	4.3	(4.4)
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
The table below shows the sensitivity with regard to the effect of a change in the euro/U.S. dollar exchange rate using the outstanding amount and the interest for the U.S. dollar-denominated Term Loan issued by a 100% wholly owned subsidiary whose functional currency is the euro. A fluctuation of the euro/U.S. dollar exchange rate of 10% as of December 31, 2023, with other conditions remaining unchanged, would have the following effect on our Income before earnings in affiliated companies and income taxes:

	December 31, 2023
	Value of the U.S. Dollar in relation to the Euro (1)
	Increase by 10%	Decrease by 10%
	In thousands
FX gain (loss) in financial result	$8.8	$(10.7)
(1) As of December 31, 2023: €1 = $1.105 (U.S.).
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

Orion S.A
We maintain risk management control practices to monitor foreign currency risk attributable to our intercompany and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets, thereby reducing the overall impact of changes in foreign currency rates on our earnings. At December 31, 2023, 2022, and 2021, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions related to non-hedged monetary assets, net would have resulted in an additional impact to earnings of approximately $2.8 million, $11.0 million, and $8.3 million, respectively.
Interest and other financial expense, net, in the Consolidated Statements of Operations reflected net exchange rate foreign currency losses of $4.0 million, $3.5 million and $6.4 million in 2023, 2022, and 2021, respectively.
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
A significant portion of our volume, approximately 65%, is sold based on formula-driven price adjustment mechanisms for changes in costs of raw materials. Sales prices under non-indexed contracts are reviewed on a quarterly basis to reflect raw material and market fluctuation. We believe that our contracts enable us to generally maintain our Segment Adjusted EBITDA Margins.

Orion S.A
Item 8. Financial Statements and Supplementary Data

Orion S.A
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Orion S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Orion S.A. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2024 expressed an unqualified opinion thereon.
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

Valuation of Cross-Currency Swaps
Description of the Matter
As discussed in notes A and K to the consolidated financial statements, the Company’s financial instruments held a fair value of $35.9 million as of December 31, 2023, of which financial instruments related to cross-currency swaps totaled $31.3 million for the year ended December 31, 2023. The fair value of the cross-currency swaps are calculated using the present value of future cash flows discounted using observable inputs (level 2) including notional value amounts, yield curves, basis curves, and various spot and forward foreign exchange rates on the valuation date.
We identified the valuation of the cross-currency swaps as a critical audit matter. The nature of the arrangement is such that there are multiple legs, with multiple payments, in several periods that creates complexity in the fair value model and requires the use of valuation specialists.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s derivatives process. This included key controls related to the authorization of transactions and management's independent assessment of fair values.
Our substantive audit procedures to test the Company’s cross-currency swaps included, among others, confirmation of existence and key terms with the counterparty. Testing the valuation of cross currency swaps, including, an evaluation of the methodologies and significant inputs used by the Company. With the assistance of our valuation specialists, we performed an independent valuation of the cross-currency swaps to assess the appropriateness of the model used by the Company and its specialist to estimate the fair value, which involved independently obtaining significant inputs from external sources. We also assessed the adequacy of the disclosures related to the fair value measurement.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Houston, TX
February 14, 2024

Orion S.A
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022	2021
	(In millions, except share and per share data)
Net sales	$1,893.9	$2,030.9	$1,546.8
Cost of sales	1,442.9	1,582.1	1,160.2
Gross profit	451.0	448.8	386.6

Selling, general and administrative expenses	221.9	227.1	210.4
Research and development costs	24.5	21.7	22.0
Gain related to litigation settlement	—	—	(82.9)
Other expenses/(income)	(0.7)	2.9	8.6
Income from operations	205.3	197.1	228.5

Interest and other financial expense, net	50.9	39.9	38.0
Reclassification of actuarial (gains)/losses from AOCI	(8.9)	—	4.8
Income before earnings in affiliated companies and income taxes	163.3	157.2	185.7

Income tax expense	60.3	51.5	51.7
Earnings in affiliated companies, net of tax	0.5	0.5	0.7
Net income	$103.5	$106.2	$134.7

Weighted-average shares outstanding (in thousands):
Basic	58,995	60,902	60,708
Diluted	59,980	61,378	60,951
Earnings per share
Basic	$1.75	$1.74	$2.22
Diluted	$1.73	$1.73	$2.21
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
		(In millions)
Net income	$103.5	$106.2	$134.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7.6)	(13.4)	(7.6)
Net gains (losses) on derivatives	(8.3)	35.2	2.7
Defined benefit plans, net	(11.5)	14.2	5.1
Other comprehensive income (loss)	(27.4)	36.0	0.2
Comprehensive income	$76.1	$142.2	$134.9
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Balance Sheets

	December 31
	2023	2022
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$37.5	$60.8
Accounts receivable, net	241.0	367.8
Inventories, net	287.1	277.9
Income tax receivables	6.1	5.2
Prepaid expenses and other current assets	74.4	66.8
Total current assets	646.1	778.5
Property, plant and equipment, net	900.1	818.5
Right-of-use assets	110.6	97.6
Goodwill	76.1	73.4
Intangible assets, net	25.5	27.8
Investment in equity method affiliates	5.1	5.0
Deferred income tax assets	30.0	29.1
Other assets	39.9	58.8
Total non-current assets	1,187.3	1,110.2
Total assets	$1,833.4	$1,888.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$183.7	$184.1
Current portion of long term debt and other financial liabilities	137.0	258.3
Accrued liabilities	41.7	44.7
Income taxes payable	34.2	31.3
Other current liabilities	43.7	34.4
Total current liabilities	440.3	552.8
Long-term debt, net	677.3	657.0
Employee benefit plan obligation	60.4	50.0
Deferred income tax liabilities	66.3	70.0
Other liabilities	110.6	99.5
Total non-current liabilities	914.6	876.5
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 57,898,772 and 60,571,556 shares	85.3	85.3
Treasury stock, at cost, 3,093,487 and 420,703	(70.1)	(8.8)
Additional paid-in capital	85.6	76.4
Retained earnings	417.6	319.0
Accumulated other comprehensive loss	(39.9)	(12.5)
Total stockholders' equity	478.5	459.4
Total liabilities and stockholders' equity	$1,833.4	$1,888.7
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Cash flows from operating activities:
Net income	$103.5	$106.2	$134.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	113.0	105.7	104.1
Amortization of debt issuance costs	2.7	1.9	4.1
Stock-based incentive compensation	15.4	7.7	5.2
Deferred tax provision	6.3	7.2	20.3
Foreign currency transactions	5.0	(8.4)	(11.5)
Reclassification of actuarial (gains)/losses from AOCI	(8.9)	—	4.8
Other operating non-cash items, net	0.8	(0.3)	(1.8)
Changes in operating assets and liabilities, net:
Trade receivables	131.2	(95.6)	(67.6)
Inventories	(7.7)	(60.1)	(94.9)
Trade payables	1.6	9.2	65.0
Other provisions	(4.4)	(3.7)	7.0
Income tax liabilities	(2.1)	20.3	(6.3)
Other assets and liabilities, net	(10.5)	(9.1)	(17.9)
Net cash provided by operating activities	345.9	81.0	145.2
Cash flows from investing activities:
Acquisition of property, plant and equipment	(172.8)	(232.8)	(214.7)
Net cash used in investing activities	(172.8)	(232.8)	(214.7)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	12.6	47.8	213.4
Repayments of long-term debt	(3.0)	(3.0)	(213.0)
Payments for debt issue costs	(2.7)	(1.5)	—
Cash inflows related to current financial liabilities	284.4	223.2	188.4
Cash outflows related to current financial liabilities	(417.9)	(107.7)	(112.6)
Dividends paid to stockholders	(4.9)	(5.0)	—
Repurchase of common stock under Stock Repurchase Program	(65.6)	(4.3)	—
Other financing activities	—	(0.2)	(2.9)
Net cash provided by (used in) financing activities	(197.1)	149.3	73.3
Increase (decrease) in cash, cash equivalents and restricted cash	(24.0)	(2.5)	3.8
Cash, cash equivalents and restricted cash at the beginning of the period	63.4	68.5	67.9
Effect of exchange rate changes on cash	0.8	(2.6)	(3.2)
Cash, cash equivalents and restricted cash at the end of the period	40.2	63.4	68.5
Less restricted cash at the end of the period	2.7	2.6	2.8
Cash and cash equivalents at the end of the period	$37.5	$60.8	$65.7

Cash paid for interest, net	$(38.9)	$(33.5)	$(22.8)
Cash paid for income taxes	$(56.1)	$(23.9)	$(37.6)
Supplemental disclosure of non-cash activity:
Lease liabilities	$30.0	$25.8	$11.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Changes in Stockholders’ Equity

			Common stock
	(In millions, except share and per share data)		Number	Amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	As of January 1, 2021		60,487,117	$85.3	$(8.5)	$68.5	$84.4	$(48.7)	$181.0
	Net income		—	—	—	—	134.7	—	134.7
	Other comprehensive income, net of tax		—	—	—	—	—	0.2	0.2
Dividends -	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
	Stock based compensation		—	—	—	5.1	—	—	5.1
	Issuance of stock under equity compensation plans		168,959	—	2.2	(2.2)	—	—	—
	As of December 31, 2021		60,656,076	85.3	(6.3)	71.4	217.8	(48.5)	319.7
	Net income		—	—	—	—	106.2	—	106.2
	Other comprehensive income, net of tax		—	—	—	—	—	36.0	36.0
Dividends -	$0.08	per share	—	—	—	—	(5.0)	—	(5.0)
	Repurchases of Common stock		(244,032)	—	(4.3)	—	—	—	(4.3)
	Stock based compensation		—	—	—	7.7	—	—	7.7
	Issuance of stock under equity compensation plans		159,512	—	1.8	(2.7)	—	—	(0.9)
	As of December 31, 2022		60,571,556	85.3	(8.8)	76.4	319.0	(12.5)	459.4
	Net income		—	—	—	—	103.5	—	103.5
	Other comprehensive loss, net of tax		—	—	—	—	—	(27.4)	(27.4)
Dividends -	$0.08	per share	—	—	—	—	(4.9)	—	(4.9)
	Repurchases of Common stock		(2,895,664)	—	(65.6)	—	—	—	(65.6)
	Stock based compensation		—	—	—	15.4	—	—	15.4
	Issuance of stock under equity compensation plans		222,880	—	4.3	(6.2)	—	—	(1.9)
	As of December 31, 2023		57,898,772	$85.3	$(70.1)	$85.6	$417.6	$(39.9)	$478.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Notes to the Consolidated Financial Statements

Orion S.A
Notes to the Consolidated Financial Statements
Note A. Significant Accounting Policies
Orion S.A.’s (formerly, Orion Engineered Carbons S.A.) Consolidated Financial Statements include Orion S.A. and its subsidiaries (“Orion”, the “Company”, “we”, “us”, “our”, or “OEC”). Orion is a Luxembourg joint stock corporation (société anonyme or S.A.), incorporated in 2014 as a Luxembourg limited liability company (société à responsabilité limitée).
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared, in U.S. dollars, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). The Consolidated Financial Statements include the accounts of Orion S.A. and its wholly-owned subsidiaries and majority–owned and controlled entities. Subsidiaries are defined as being those companies over which we, either directly or indirectly, have control through a majority of the voting rights or the right to exercise control or to obtain the majority of the benefits and be exposed to the majority of the risks. Subsidiaries are consolidated from the date on which control is obtained until the date such control ceases.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents comprise bank balances and cash on hand and include highly liquid investments with maturities of three-months or less at the date of purchase. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.
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
We enter into agreements with various third-party financial institutions for the sale of certain Accounts receivable. We have concluded that there would generally be no risk of loss to us from non-payment of the sold receivables because:
•The transferred financial assets are isolated beyond the reach of our creditors, even in bankruptcy or other receivership;
•The party purchasing accounts receivables has the right to pledge and or exchange the transferred assets without restrictions; and
•We do not retain effective control over the transferred financial assets.
•In the Condensed Consolidated Statements of Operations, the loss on receivables sale is reflected in Other expenses, net.
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

Orion S.A
Notes to the Consolidated Financial Statements
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
Gain or loss on retirement or sale of property, plant and equipment is reflected in Other expenses, net in the Consolidated Statements of Operations. There were no material write-offs in 2023, 2022 or 2021.
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
For 2023 and 2022, we performed qualitative impairment assessments of our reporting units, which indicated that the fair value of our reporting units was more likely than not greater than their carrying value including goodwill. Based on this assessment, our historical assessment for impairment and forecasted demand for our products, a quantitative goodwill impairment test was not required and no goodwill impairment was recognized.
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

Orion S.A
Notes to the Consolidated Financial Statements
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

Orion S.A
Notes to the Consolidated Financial Statements
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
Shipping and handling activities that occur after the transfer of control to the customer are billed to customers and are recorded as sales revenue, as we consider these to be fulfillment costs. Shipping and handling costs are expensed in the period incurred and are included in Selling, general and administration expenses in our Consolidated Statements of Operations.
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
We use a Monte Carlo model to determine the fair value of certain stock-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price.
Compensation expense for liability-classified stock-based awards are recognized on a straight-line basis over the vesting period as a liability and remeasured, at fair value, at the balance sheet date.
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

Orion S.A
Notes to the Consolidated Financial Statements
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
Net Investment Hedges—We enter into foreign currency derivatives and foreign currency denominated debt to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. Our foreign currency derivatives consist of cross-currency contracts and forward exchange contracts.
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

Orion S.A
Notes to the Consolidated Financial Statements
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
Classification
Certain prior year amounts have been reclassified to conform with the current year presentation. Previously reported financial statements presentation have been adjusted to reflect the following changes:
•In Note P. Income Taxes, Uncertain tax position was previously reported in Rate reconciliation table as component of Other tax effects. In addition, Deferred compensation and Other Deferred tax assets were previously reported in Significant components of deferred income taxes table as component of Others. During the fourth quarter of 2023, we concluded that separate classification of those items better reflects the Rate reconciliation and Significant components of deferred income taxes tables.
Note B. Recent Accounting Pronouncements
Recently Issued Accounting Standards Not Yet Adopted
Segment—In November 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment. This ASU:
•Introduces a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”),
•Extends  certain annual disclosures to interim periods,
•Permits more than one measure of segment profit or loss to be reported under certain conditions, and
•Requires disclosure of the title and position of the CODM. However, but does not change how the CODM is identified.
This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
We believe, the adoption of this ASU will not materially impact our Consolidated Financial Statements, however will require additional segment disclosures in Note R. Segment Financial Information.
Income Taxes—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This ASU:
•Establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements.
•Requires disaggregated information about a reporting entity’s effective tax rate reconciliation.
•Requires disaggregated information about a reporting entity’s information on income taxes paid.
•Requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold.
•Is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.
We believe, the adoption of this ASU will not materially impact our Consolidated Financial Statements, however will require additional disclosures in Note P. Income Taxes.

Orion S.A
Notes to the Consolidated Financial Statements
Note C. Accounts Receivable
Accounts receivable, at December 31, are as follows:

	2023	2022
	(In millions)
Accounts receivable	$242.2	$370.4
Expected credit losses	(1.2)	(2.6)
Accounts receivable, net of expected credit losses	$241.0	$367.8
Allowance for credit losses, at December 31, are as follows:

	2023	2022
	(In millions)
Allowance for credit losses as of January 1,	$(2.6)	$(2.6)
Credit loss expense	—	(0.2)
Credit loss income and utilization	0.4	—
Foreign currency translation effects	1.0	0.2
Allowance for credit losses as of December 31,	$(1.2)	$(2.6)
Accounts Receivable Factoring―For the fiscal year ended December 31, 2023, the gross amount of receivables sold was $427.2 million. For the fiscal year ended December 31, 2023 the loss on receivables sale was $4.4 million. In the Condensed Consolidated Statements of Operations, the loss on receivables sale is reflected in Other expenses, net.
No sales were made in 2022.
Note D. Inventories
Inventories, net of reserves, at December 31, are as follows:

	2023	2022
	(In millions)
Raw materials, consumables and supplies, net	$113.8	$108.3
Work in process	0.2	—
Finished goods, net	173.1	169.6
Total	$287.1	$277.9
As of December 31, 2023 and 2022, inventory reserves were approximately $25.4 million and $21.4 million, respectively. The inventory reserve primarily relates to spare-parts and finished goods.
Note E. Prepaid Expenses and Other Current Assets and Other Assets
Prepaid expenses and Other current assets, at December 31, consist of the following components:

	2023	2022
	(In millions)
VAT	$37.3	$31.3
Deposits	15.6	18.7
Restricted Cash	2.7	2.6
Miscellaneous other	18.8	14.2
Total	$74.4	$66.8

Orion S.A
Notes to the Consolidated Financial Statements
Other assets, at December 31, consist of the following components:

	2023	2022
	(In millions)
Financial assets	$36.5	$56.9
Miscellaneous other	3.4	1.9
Total	$39.9	$58.8
Note F. Property, Plant and Equipment
Property, plant and equipment, at December 31, consists of the following:

	2023	2022
	(In millions)
Land	$30.7	$31.0
Land rights and buildings	138.1	104.1
Plant and machinery	1,308.3	1,054.9
Other equipment, furniture and fixtures	46.2	38.1
Construction in progress	140.0	260.2
Total property, plant and equipment	1,663.3	1,488.3
Less: accumulated depreciation	763.2	669.8
Net property, plant and equipment	$900.1	$818.5
Depreciation expense was $92.4 million, $89.0 million and $86.5 million for fiscal years ending December 31, 2023, 2022 and 2021, respectively.
Note G. Leases
Orion has entered into lease contracts as a lessee and is not acting as a lessor. The vast majority of Orion’s lease contracts are for operating assets such as rail cars, company cars, offices and office equipment, etc. Lease costs for the years ended December 31, are as follows:

	2023	2022	2021
	(In millions)
Finance lease costs	$9.3	$7.1	$6.4
Operating lease costs	8.5	7.1	7.6
Short-term leasing costs	5.5	4.6	3.8
Total	$23.3	$18.8	$17.8

Orion S.A
Notes to the Consolidated Financial Statements
ROU assets and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets, at December 31, are as follows:

	2023	2022
	(In millions)
ROU Assets
Operating leases	$21.7	$19.0
Finance leases	88.9	78.6
Total	$110.6	$97.6

Lease Liabilities(1)
Operating leases
Current	$6.1	$6.3
Long-term	15.4	12.3
	21.5	18.6

Finance leases
Current	6.5	4.1
Long-term	84.9	75.6
	91.4	79.7
Total	$112.9	$98.3
(1) Reflected in Current and Other liabilities in the Consolidated Balance Sheets.
The weighted remaining average minimum lease period for finance and operating leases are 17.2 years and 5.2 years, respectively.
Maturities of operating and finance lease liabilities are as follows:

	Finance Leases	Operating Leases	Total
	(In millions)
Next 12 months	$10.4	$7.0	$17.4
1 to 2 years	9.0	5.6	14.6
2 to 3 years	8.7	3.5	12.2
3 to 4 years	8.6	2.5	11.1
4 to 5 years	8.6	1.8	10.4
More than 5 years	85.9	3.8	89.7
Total undiscounted minimum lease payments	131.2	24.2	155.4
Imputed interest	39.8	2.7	42.5
Lease liability (current and non-current)	$91.4	$21.5	$112.9
The weighted average discount rate applied to the lease liabilities is 4.79%.
Note H. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each reportable segment for the years ended December 31, are as follows:

Goodwill	Rubber	Specialty	Total
	(In millions)
Balance as of January 1, 2022	$31.2	$46.8	$78.0
Foreign currency impact	(1.8)	(2.8)	(4.6)
Balance as of December 31, 2022	29.4	44.0	73.4
Foreign currency impact	1.1	1.6	2.7
Balance as of December 31, 2023	$30.5	$45.6	$76.1

Orion S.A
Notes to the Consolidated Financial Statements
Intangible Assets
The components of identifiable intangible assets, at cost, and the related accumulated amortization, at December 31, are as follows:

	2023			2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Developed technology and patents	$69.8	$58.7	$11.1	$67.4	$52.7	$14.7
Customer relationships	74.9	72.2	2.7	72.6	69.8	2.8
Trademarks	19.0	15.6	3.4	18.3	13.8	4.5
Long-term contracts	7.7	2.8	4.9	7.5	2.3	5.2
Other intangible assets	46.8	43.4	3.4	42.6	42.0	0.6
Total intangible assets	$218.2	$192.7	$25.5	$208.4	$180.6	$27.8
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $6.1 million, $6.6 million and $7.8 million, respectively, and is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
The estimated aggregate amortization expense for intangible assets for the fiscal years ending December 31, are as follows:

Year	(In millions)
2024	$5.8
2025	5.8
2026	5.3
2027	0.9
2028	0.9
Thereafter	6.8
Total aggregated amortization	$25.5
Note I. Accruals and Other Liabilities
The components of Current accrued liabilities, at December 31, are as follows:

	2023	2022
	(In millions)
Accrued employee compensation	$16.4	$24.7
Accrued liabilities for sales and procurement	8.5	7.2
Accrued liabilities for restructuring	4.5	3.8
Environmental reserves	2.3	2.0
Other accrued liabilities	10.0	7.0
Total	$41.7	$44.7
The components of Other current liabilities, at December 31, are as follows:

	2023	2022
	(In millions)
Employee related liabilities	$6.5	$5.3
Current lease liabilities (refer to Note G. Leases )	12.6	10.4
Other current liabilities	24.6	18.7
Total	$43.7	$34.4

Orion S.A
Notes to the Consolidated Financial Statements
The components of Other long-term liabilities, at December 31, are as follows:

	2023	2022
	(In millions)
Employee related liabilities	$4.8	$4.5
Liabilities for asset retirement obligation	4.3	4.3
Environmental reserve	0.7	2.8
Long-term lease liabilities (refer to Note G. Leases )	100.3	87.9
Other non-current liabilities	0.5	—
Total	$110.6	$99.5
Note J. Debt and Other Obligations
Debt and Other Obligations, at December 31, are as follows:

	2023	2022
	(In millions)
Current
Current portion of Term Loans	$3.1	$3.0
Deferred debt issuance costs - Term loans	(0.8)	(0.7)
Other short-term debt and obligations	134.7	256.0
Current portion of long-term debt and other financial liabilities	137.0	258.3
Non-current
Term Loans	621.8	613.2
Deferred debt issuance costs - Term loans	(3.1)	(3.7)
China Term loan	58.6	47.5
Long-term debt, net	677.3	657.0
Total	$814.3	$915.3
(a) Term Loan
In 2014, Orion entered into credit agreement (the “Credit Agreement”), which included an $895.0 million term loan, which was allocated to a term loan facility denominated in U.S. Dollars of $358.0 million and a term loan facility denominated in Euros of €399.0 million with both having an original maturity date of July 25, 2021 (the “Prior Term Loans”). Initial interest was calculated based on three-month EURIBOR (for the Euro-denominated loan), and three-month USD-LIBOR (for the USD-denominated loan) plus a 3.75% - 4.00% margin depending on the Company’s net leverage ratio. For both EURIBOR and USD-LIBOR a floor of 1.0% applied. At least 1% of the principal amount is required to be repaid per annum.
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
Due to cessation of U.S. dollar LIBOR after June 30, 2023 (“LIBOR cessation date”), in May 2023, the Company entered into the Eleventh Amendment to the Credit Agreement to update the referenced floating benchmark rate. The U.S. dollar loan, three-month USD-LIBOR was replaced by USD Term SOFR 3M + CAS (Credit Adjustment Spread) effective for all interest rate periods after June 30, 2023.
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
During 2023, the Company received a 10 basis point interest rate reduction on its sustainability linked Term-Loan because it met 2022 emissions target.

Orion S.A
Notes to the Consolidated Financial Statements
In connection with the September 2021 modification of the Term Loan, Orion incurred approximately $7.8 million of refinancing costs of which $2.8 million of loan origination costs were capitalized and $5.0 million of other fees were directly expensed.
Other provisions of the Credit Agreement relating to the Term Loans remained unchanged.
The Term Loan interest rates as of December 31 were as follows:

	2023	2022
Euro-denominated Term Loan	5.60%	2.80%
U.S. dollars denominated Term Loan	7.41%	4.11%
(b) China Term Loan
To partially finance the construction of our Huaibei facility in China, on March 16, 2022, our wholly owned subsidiary, Orion Engineered Carbons (Huaibei) Co., Ltd. (“OECCL”), entered into a 4.5% fixed interest rate, CNY500 million (approximately $70 million), eight-year term-loan agreement with The Bank of China (“China Term-Loan”) maturing on December 21, 2029. OECCL is required to repay the China Term-Loan principal in semi-annual payments beginning June 2024. Interest is payable quarterly, beginning June 2022. The agreement restricts OECCL’s ability to make external investments, repay intercompany loan or distribute dividends. The principal repayments under the agreement are: 2% in 2024, 10% in 2025 and 22% each year thereafter, concluding in June 2029. The China Term-Loan is secured with the Huaibei facility’s land, construction in progress, and buildings as collateral. As of December 31, 2023, we have drawn $58.6 million on the facility.
(c) Other Short-Term Debt and Obligations
Other short-term debt and obligations, at December 31 were as follows:

	2023	2022
	(In millions)
Revolving Credit Facility	$—	$53.3
Ancillary Credit Facilities
OEC GmbH outstanding borrowings	88.8	148.7
OEC LLC outstanding borrowings	21.1	5.4

Brazil Uncommitted Local Lines of Credit (capacity $3.2 million)	—	2.9
Korea Working Capital Loan (capacity $40.5 million)
Uncommitted	1.9	—
Committed	20.1	7.9
China Working Capital Loan	2.8	1.5
Repurchase Agreement	—	36.3
		256.0
Total of Other Short-term Debt and Obligations	$134.7	$256.0

Supplemental information:
Total ancillary capacity - EUR	€214.0	€268.3
Total ancillary capacity - U.S. Dollars	$236.5	$286.1
Revolving Credit Facility
In 2014, under the Credit Agreement, we entered into a €115.0 million multicurrency revolving credit facility (“Prior RCF”) with an original maturity date of July 25, 2019. Interest is calculated based on EURIBOR (for euro drawings), and USD-LIBOR (for U.S. Dollar drawings) plus a 2.5% - 3.0% margin (depending on leverage ratio).
Subsequent to 2014, Orion entered into a number of amendments, which largely were made to increase the Prior RCF capacity. The Prior RCF amendment completed in April 2019, extended the Prior RCF maturity date to April 25, 2024, increased the aggregate amount of revolving credit commitments in Euro by €75.0 million and reduced the interest margin to a 1.7% to 2.7% range, using a revised pricing grid. In May 2022, we added an additional €100 million of capacity to our Prior RCF which expands our facility to €350.0 million.
In October 2023, Orion entered into the Thirteenth Amendment to the Credit Agreement, which amended and restated our revolving credit facility (as amended and restated, the “RCF”) and extended the maturity to September 2028. We voluntarily reduced the borrowing capacity under the RCF from €350 million to €300 million. Interest is calculated based on EURIBOR plus a 1.65% - 3.30% margin (depending on leverage ratio).

Orion S.A
Notes to the Consolidated Financial Statements
The RCF includes a sustainability-linked margin adjustment. Starting in 2024 continuing through 2028, the credit spread will increase or decrease up to 5 basis points depending on two key performance indicators: greenhouse gas intensity and environmental, social and governance rating from EcoVadis, a provider of corporate sustainability rating.
Other provisions of the Credit Agreement relating to the RCF remained unchanged, including the commitment fee, which remains at 35% of the interest margin or 0.8% at December 31, 2023.
As of December 31, 2023, there were no borrowings under the RCF. As of December 31, 2022, the borrowing under the Prior RCF was $53.3 million.
Letters of credit can be issued for the amount available under the RCF and ancillary facilities. The weighted average interest rates on the RCF as of December 31, 2023 and 2022 were 6.2% and 4.8%, respectively.
For the year ended December 31, 2023, amortized transaction costs were $1.9 million which included the release of $0.5 million from Prior RCF. For the years ended December 31, 2022 and 2021, amortized transaction costs were immaterial.
Unamortized transaction costs included in the Consolidated Balance Sheets, as of December 31, 2023 and 2022, were approximately $3.6 million and $2.2 million, respectively.
As of December 31, 2023, the Company’s net leverage ratio, as defined under the Credit Agreement, was 2.63x which corresponds to an interest margin of 2.30 for both USD and Euro denominated borrowings.
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
As of December 31, 2023, the total commitment was reduced to €300 million (approximately $332 million) and was split between an €86 million RCF tranche and €214 million of bilateral ancillary facilities established directly with several banks under the RCF.
As of December 31, 2023 and 2022, committed ancillary credit facilities totaled $236.5 million and $286.1 million, respectively.
As of December 31, 2023, unutilized ancillary borrowing capacity was approximately $126.6 million.
The general terms of the ancillary credit facilities are linked to the terms in the RCF.
Uncommitted Local Lines of Credit—The uncommitted local lines of credit in Brazil and Korea are with local banks that are not lenders under the Credit Agreement and were negotiated bilaterally.
Korea Working Capital Loans—For working capital flexibility, we have entered into various credit facility agreements with Hana Bank totaling ₩47.5 billion ($36.6 million) availability. As of December 31, 2023, we have outstanding borrowings of ₩26.1 billion ($20.1 million). The weighted average interest rate is 5.1%. For early repayment, we are required to pay a 1% prorated early repayment fee. In the Consolidated Statements of Cash Flows, this loan is reflected in Cash inflows related to current financial liabilities. Due to the short maturity, the carrying value approximates the fair value.
China Working Capital Loan—For working capital flexibility in Qingdao, we have a CNY 30 million ($4.2 million) facility with a local branch of Bank of China with no commitment fee. Interest is calculated based on People’s Bank of China (“PBOC”) one-year loan prime rate (“LPR”) plus 0.35% margin. As of December 31, 2023, we have drawn CNY 20 million ($2.8 million) as a one-year term-loan. In 2022, drawings totaled CNY 10.0 million ($1.5 million). The 2023 weighted average interest rate was 4.0%. In the Consolidated Statements of Cash Flows, this loan is reflected in Cash inflows related to current financial liabilities. Due to the short maturity, the carrying value approximates the fair value.

Orion S.A
Notes to the Consolidated Financial Statements
Future Years Payment Schedule
The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented in Note G. Leases, are as follows:

Repayment
(In millions)
2024	$4.4
2025	10.0
2026	18.5
2027	18.5
2028	628.3
2029	3.8
Total	$683.5
Covenant Compliance
The Credit Agreement contains certain non-financial covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to (i) incur additional debt, (ii) pay dividends, repurchase stocks or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) to pay dividends or to make other payments to the Company, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to significant exceptions and qualifications.
In addition, there is one financial covenant under the amended RCF that will be tested when RCF utilization (including debt drawn under ancillary credit facility lines) exceeds 50%, which is that net leverage, as defined in the Credit Agreement, is not permitted to exceed 4.0x.
As of December 31, 2023, and 2022, we were in compliance with our debt covenants.
Note K. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of December 31, 2023 and 2022.
Cash flow hedge
On November 14, 2017 the Company acquired floored forward interest rate swaps to hedge interest rate risk on current Euro-denominated term loan financing. On May 15, 2018 the Company entered into a $235.0 million cross-currency swap to hedge both foreign exchange rate and interest rate risk on current USD-denominated term loan financing which replaced the USD-denominated Caps terminated on May 14, 2018. Both of these instruments were designated as accounting hedges at the time we entered into the transactions. We performed a hedge effectiveness test based on the critical terms match method (prospectively) and the dollar offset test (retrospectively) for each.
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

Orion S.A
Notes to the Consolidated Financial Statements
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023		December 31, 2022		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$31.3	$197.0	$46.6	Other financial assets (non-current)
Interest rate swaps	303.9	4.6	293.3	9.6	Other financial assets (non-current)
Total	$500.9	$35.9	$490.3	$56.2

Liabilities
Derivatives designated as hedges:
Cross currency swaps	$—	$—	$—	$—	Other liabilities (non-current)
Interest rate swaps	—	—	—	—	Other liabilities (non-current)
Total	$—	$—	$—	$—
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2023 and 2022.
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

	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$624.9	$617.0	$616.2	$596.8
China Term-loan	58.6	57.1	47.5	42.9
Total	$683.5	$674.1	$663.7	$639.7
Term-Loan and China Term-loan in the table above are classified as Level 2.
At both December 31, 2023 and 2022, the fair values of Cash and cash equivalents and restricted cash, Accounts receivable, net, Accounts payable and Accrued liabilities, and short term borrowings approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Consolidated Financial Statements
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Year Ended December 31, 2023
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(8.9)	$1.7	$—	Interest and other financial expense, net
Interest rate swaps	(4.9)	—	—	Interest and other financial expense, net
Total	$(13.8)	$1.7	$—

	Effect of Financial Instruments
	Year Ended December 31, 2022
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$31.1	$1.7	$—	Interest and other financial expense, net
Interest rate swaps	18.1	—	—	Interest and other financial expense, net
Total	$49.2	$1.7	$—

	Effect of Financial Instruments
	Year Ended December 31, 2021
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$2.4	$(0.5)	$—	Interest and other financial expense, net
Interest rate swaps	1.5	—	—	Interest and other financial expense, net
Total	$3.9	$(0.5)	$—
The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Consolidated Statement of Operations in the next twelve months is approximately $0.3 million.
Note L. Employee Benefit Plans
Provisions are established to cover defined benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which we operate. Generally, the level of benefit depends on the length of service and the remuneration.
We have defined benefit plans in Germany and South Korea for which Germany accounted for approximately 93.6% and 92.4% in 2023 and 2022, respectively, of provisions for projected defined benefit pension plan obligations. Effective at the end of 2013, all defined benefit plans in Germany were modified to close access to new participants and freeze benefits accrued under these plans at December 31, 2013 levels. Interest expense on the frozen obligation relating to these plans will continue to accrue.
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

Orion S.A
Notes to the Consolidated Financial Statements
Obligations and Funded Status
The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension plan:

Change in Projected Benefit Obligation	December 31
	2023	2022
	(In millions)
Present value of projected benefit obligation at the beginning of the year	$56.1	$81.9
Actuarial (gain)/ loss	7.7	(19.5)
Service cost	0.3	0.4
Interest cost	2.6	1.5
Benefits paid	(1.6)	(1.3)
Curtailments, settlements, special and contractual termination benefits	(1.2)	(2.0)
Currency translation	1.5	(4.9)
Present value of projected benefit obligation at the end of the year	$65.4	$56.1
Based on the weighted Macaulay method the projected benefit obligation has a duration of 17.0 years (16.0 years in 2022 ).

Change in Plan Assets	December 31
	2023	2022
	(In millions)
Fair value of plan assets at the beginning of the year	$4.5	$6.3
Actual return on plan assets	0.2	0.1
Employer contributions	0.1	0.3
Settlement	(1.1)	(1.8)
Currency translation	(0.1)	(0.4)
Fair value of plan assets at the end of the year	$3.6	$4.5
The plan assets are held by Orion Engineered Carbons Co. Ltd. Korea, Bupyeong-gu, South Korea, and relate to qualifying insurance policies. These insurance policies do not have a quoted market price. The actual return on plan assets amounted to $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Net Unfunded Status	December 31
	2023	2022
	(In millions)
Projected benefit obligation	$65.4	$56.1
Less: Fair value of plan assets	3.6	4.5
Net unfunded status	$61.8	$51.6

Amount Recognized in the Consolidated Balance Sheets	December 31
	2023	2022
	(In millions)
Non-current assets	$—	$—
Current liabilities	1.4	1.6
Non-current liabilities	60.4	50.0
Net liability recognized - pension plans	$61.8	$51.6

Orion S.A
Notes to the Consolidated Financial Statements
Pension Assumptions and Strategy
The assumptions used in the actuarial valuation of the underlying the obligations are as follows:

Assumptions	December 31
	2023	2022
Discount rate	3.6%	4.2%
Expected long-term rate of return on plan assets	4.3%	4.3%
Rate of compensation/salary increase	3.0%	3.0%
Future pension increase	2.4%	2.1%
Mortality is based on Heubeck guidelines, the generally accepted biometric calculation bases for the balance sheet valuation of pension obligations in Germany. A 0.5% increase or decrease in the discount rate or in the future pension increase would have impacted the projected benefit obligation as follows:

Sensitivities	December 31, 2023
	Discount rate		Future pension increase
	0.5% decrease	0.5% increase	0.5% decrease	0.5% increase
(In millions)
Impact on projected benefit obligation	$5.0	$(4.4)	$(6.1)	$6.7
Net Periodic Pension Cost (Benefit)

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Service cost	$0.3	$0.4	$0.5
Interest cost	2.6	1.5	1.0
Expected return on plan assets	(0.2)	(0.1)	(0.1)
Net periodic pension cost	$2.7	$1.8	$1.4
The total expected defined benefit pension contribution amounts to $1.6 million in 2024.
The Company paid $17.9 million, $15.0 million and $15.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, for state defined contribution pension schemes (statutory pension insurance) in Germany and other countries. This amount is recognized as personnel expenses in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.
Estimated Future Benefit Payments
We expect the following benefit payments will be made to plan participants in the years from 2024 to 2033:

Benefit payments	(In millions)
2024	$1.6
2025	1.8
2026	2.1
2027	2.3
2028	2.5
2029 - 2033	16.3
We do not anticipate making funding contributions to the Pension Plan in 2024.

Orion S.A
Notes to the Consolidated Financial Statements
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Amounts recognized in AOCI, at December 31, related to the Company's defined benefit pension plan are as follows:

	2023	2022	2021
	(In millions)
Net actuarial (gain) loss	$7.7	$(19.5)	$(1.7)
Net prior service cost	—	—	—
Balance in accumulated other comprehensive (income) / loss	$7.7	$(19.5)	$(1.7)
No amount is estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2024.
Plan Assets
The fair value (all Level 2) of Orion's pension plan assets, at December 31, are as follows:

	2023	2022
	(In millions)
Government and corporate fixed income financial instruments	3.6	4.5
Total pension plan assets	$3.6	$4.5
Defined Contribution Plans
We provide tax-qualified retirement contribution plans in the United States for the benefit of all full-time employees. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. For the years ended December 31, 2023, 2022 and 2021 the Company contributions to the Employee Savings Plans were $2.3 million, $2.0 million and $1.9 million, respectively.
Note M. Stock-Based Compensation
Under our 2023 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), we are authorized to grant Restricted Stock Units (“RSU”), Performance-based Restricted Stock Units (“PSU”), and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation Committee of the Board of Directors (the “Compensation Committee”) oversees our equity award grants, the type of awards, the required performance measures and the timing and duration of each grant.
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
Certain PSU awards are based on the relative Total Shareholder Return (“TSR”). TSR is an objective calculation that takes into account our TSR as compared to the average of Total Shareholder Return percentage results for the Performance Period of two published indices (S&P SmallCap 600 Index, and the S&P 600 Chemicals Index) and whether our specific TSR is positive or negative. The fair value of PSUs is estimated on the grant date using a Monte-Carlo simulation.
Under the LTIP plans, the PSU vesting period is three years with cliff vesting occurring on December 31 of the third year.
Restricted Stock Units—RSUs entitle the recipient to be paid out an equal number of common stocks upon vesting. The RSUs vesting period is ratably over three years starting on January 1 in the year of the grant.
In certain instances, we issue RSU as sign-on incentives and one-time grants for employees. These RSUs vest over a three-year period and on a cliff vesting basis vesting occurs on the anniversary of the grant.
Restricted Stock—Certain members of our Board of Directors receive compensation in form of Restricted Stock (“RS”) in accordance with our 2014 Non-employee Director Plan. Under this plan 42,000 RS are currently outstanding. The RS vest and become non-forfeitable on the first anniversary of the grant date.

Orion S.A
Notes to the Consolidated Financial Statements
Performance-based Restricted Stock Units
In the following table summarizes PSU activity assuming payout at 100% of target shares for unvested awards:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2023	623,509	$17.86
Granted	594,922	29.62
Vested	(529,569)	19.77
Forfeited	(14,126)	20.59
Unvested at December 31, 2023	674,736	$26.67
During 2022 and 2021 we granted 312,538 and 360,178 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $16.14 and $19.01, respectively.
The 2021 PSU awards based on relative TSR and other metrics will be paid out at a multiple of 1.7X.
Restricted Stock Units
In the following table summarizes RSU activity:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2023	252,852	$16.67
Granted	227,509	26.14
Vested	(156,667)	20.99
Forfeited	(11,517)	19.07
Unvested at December 31, 2023	312,177	$21.46
During 2023, 2022 and 2021 weighted average RSU grant-date fair value was $26.14, $15.83 and $18.46, respectively. Total grant date fair value of RSUs were approximately $5.9 million, $3.8 million and $4.0 million during 2023, 2022 and 2021, respectively.
Total fair value of RSUs vested was approximately $3.3 million, $7.4 million and $3.0 million during 2023, 2022 and 2021, respectively.
As of December 31, 2023, we had unrecognized compensation cost of $18.7 million, based on the target amounts, related to unvested PSU, RSU and RS, which is expected to be recognized over a weighted average period of 2.31 years.
During 2023, 2022 and 2021 fiscal years, we recognized compensation expenses of $15.4 million, $7.7 million and $5.2 million, respectively, in the Consolidated Statements of Operations.

Orion S.A
Notes to the Consolidated Financial Statements
Note N. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, for fiscal 2023, 2022 and 2021, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2021	$(26.5)	$(13.5)	$(8.7)	$(48.7)
Other comprehensive loss before reclassifications	(7.3)	2.3	2.0	(3.0)
Income tax effects before reclassifications	(0.3)	(0.7)	(0.7)	(1.7)
Amounts reclassified from AOCI	—	—	4.8	4.8
Income tax effects on reclassifications	—	—	(1.6)	(1.6)
Currency translation AOCI	—	1.1	0.6	1.7
Balance at December 31, 2021	(34.1)	(10.8)	(3.6)	(48.5)
Other comprehensive income (loss) before reclassification	(13.6)	46.9	20.3	53.6
Income tax effects	0.2	(15.2)	(6.3)	(21.3)
Amounts reclassified from AOCI	—	1.7	—	1.7
Income tax effects	—	(0.5)	—	(0.5)
Currency translation AOCI	—	2.3	0.2	2.5
Balance at December 31,2022	(47.5)	24.4	10.6	(12.5)
Other comprehensive income (loss) before reclassification	(7.9)	(14.9)	(8.1)	(30.9)
Income tax effects	0.3	4.7	2.5	7.5
Amounts reclassified from AOCI	—	1.7	(8.9)	(7.2)
Income tax effects	—	(0.5)	2.8	2.3
Currency translation AOCI	—	0.7	0.2	0.9
Balance at December 31,2023	$(55.1)	$16.1	$(0.9)	$(39.9)
The amounts recorded in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial gains or losses over the current year through profit and loss separately from income from operations and amounted to $8.9 million income and $4.8 million loss for the years ended December 31, 2023 and 2021, respectively. We were not outside of the 10% corridor for 2022.
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Years Ended December 31,
Dollars in millions, shares in thousands and per share amount in dollars	2023	2022	2021
Net income for the period - attributable to ordinary equity holders of the parent	$103.5	$106.2	$134.7
Weighted average number of ordinary shares	58,995	60,902	60,708
Basic EPS	$1.75	$1.74	$2.22
Dilutive effect of share-based payments	985	475	243
Weighted average number of diluted ordinary shares	59,980	61,378	60,951
Diluted EPS	$1.73	$1.73	$2.21
Note P. Income Taxes
The Company operates in multiple jurisdictions with complex tax and regulatory environments and our income tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations.

Orion S.A
Notes to the Consolidated Financial Statements
Tax provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Current
Domestic (1)	$34.3	$17.8	$21.7
Foreign	19.7	26.5	9.7
Total	54.0	44.3	31.4
Deferred
Domestic (1)	3.1	7.4	(1.4)
Foreign	3.2	(0.2)	21.7
Total	6.3	7.2	20.3
Provision for income taxes	$60.3	$51.5	$51.7
(1) Domestic refers to Germany.
The following table presents the components of income before income taxes for continuing operations for fiscal years 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Domestic (1)	$119.1	$35.5	$89.2
Foreign	44.7	122.2	97.2
Income before income taxes	$163.8	$157.7	$186.4
(1) Domestic refers to Germany.
A statutory corporate income tax rate of 15.00% was used to calculate the current and deferred taxes for the German entities. A solidarity surcharge of 0.825% and a trade tax rate of 16.18%, for the years ended December 31, 2023, 2022 and 2021, respectively, were also reflected in the calculation. As a result, the overall statutory income tax rate for the German entities was 32.00%, for the years ended December 31, 2023, 2022 and 2021. The current and deferred taxes for the non-German entities were calculated using their respective country-specific tax rates.
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, the amount of tax-free income, and impact of non-deductible expenses.

Orion S.A
Notes to the Consolidated Financial Statements
The following table reconciles the expected tax expense (benefit) at the German statutory tax rate of 32.0% as calculated for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Income before income taxes	$163.8	$157.7	$186.4

Expected income tax thereon	52.3	50.5	59.6
Tax rate differences	(4.2)	(4.0)	(9.8)
Change in valuation allowance	5.0	1.8	(6.0)
Income taxes for prior years	3.3	—	—
Uncertain tax position	1.6	0.3	0.2
Non-deductible interest expenses	0.1	1.9	1.2
Non-deductible expenses, and non-deductible taxes	2.1	3.5	5.4
Tax effect on tax-free income	(1.5)	(1.4)	(0.4)
Other tax effects	1.6	(1.1)	1.5
Income tax expense	$60.3	$51.5	$51.7
Effective tax rate	36.9%	32.7%	27.7%
The 2023 effective income tax rate was 36.9% compared with 32.7% in 2022. The increase in the effective tax rate was mainly due to the increase of valuation allowance, income taxes for prior years and the increase of non-deductible business expenses and taxes. Those were partially offset by the effects of earnings in various countries with lower statutory tax rates and tax-free income.
For the tax year ended December 31, 2023, additional valuation allowance was established primarily related to certain foreign net operating losses and other deferred tax assets. As part of the process of preparing the consolidated financial statements, we are required to determine the provision for income taxes. This process involves measuring temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. Non-deductible expenses and non-deductible taxes were analyzed and resulted in additional income tax. These differences were partially offset by the effects of earnings in various countries with lower statutory tax rates and tax-free income.

Orion S.A
Notes to the Consolidated Financial Statements
Differences resulting from differing treatment of items for tax and accounting purpose, the net operating loss, and tax credit carryforwards result in deferred tax assets and liabilities. The deferred tax effects of tax losses, credit and interest carryforwards (“tax attributes”) and the tax effects of temporary differences between the tax basis of assets and liabilities and their amounts reported in the Consolidated Financial Statements, reduced by a valuation allowance where appropriate, are presented below.

	December 31
	2023	2022
	(In millions)
Deferred tax assets
Inventories	$3.0	$3.1
Deferred Compensation	4.1	2.6
Provisions	13.0	15.1
Liabilities including leases liabilities	40.3	39.0
Loss carryforwards	51.1	44.9
Interest carryforwards	7.1	7.8
Tax credits	8.1	7.7
Other	3.2	2.0
Total deferred tax assets	129.9	122.2
Deferred tax asset valuation allowances	(40.1)	(38.1)
Net deferred tax assets	$89.8	$84.1
Deferred Tax Liabilities
Intangible assets	$2.2	$2.4
Property, plant and equipment including right of use assets	89.9	64.2
Financial assets	10.3	14.8
Receivables, other assets	9.0	15.0
Other	14.7	28.6
Total deferred tax liabilities	$126.1	$125.0
Net deferred tax assets / (liabilities)	$(36.3)	$(40.9)
Our net deferred tax assets and liabilities reflected in our balance sheet are as follows:

Net deferred tax position	December 31
	2023	2022
	(In millions)
Deferred tax assets
Net deferred tax assets	$30.0	$29.1
Deferred tax liabilities
Net deferred tax liabilities	66.3	70.0
Net deferred tax asset / (liability) positions	$(36.3)	$(40.9)

Orion S.A
Notes to the Consolidated Financial Statements
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

Valuation allowance	2023	2022	2021
	(In millions)
As of January 1,	$38.1	$36.3	$42.7
Additions for Tax Credits	—	—	3.5
Additions for Loss carryforwards	6.0	5.2	—
Additions Other	0.2	0.8	0.4
Reduction for Tax Credits	—	(4.2)	—
Reduction for Loss carryforwards	(4.2)	—	(1.8)
Reductions for Interest carryforwards	—	—	(8.5)
As of December 31,	$40.1	$38.1	$36.3
The following table provides detail surrounding the expiration dates of the gross amount of tax loss carryforwards and tax credits:

	December 31, 2023
	Net operating loss carryforwards	Tax Credits
	(In millions)
2024 to 2030	$—	$7.7
2031 and thereafter	—	0.4
Indefinite carryforwards	207.1
Total	$207.1	$8.1
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of most of our foreign subsidiaries that would incur incremental tax consequences upon the distribution of such earnings. As of December 31, 2023, we did not provide for deferred taxes on earnings of most of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements. Deferred tax liabilities amounting to $0.1 million, (2022: $1.4 million, 2021: $0.7 million) were recognized for certain subsidiaries for which we are not indefinitely reinvested, and a dividend distribution is expected in the future.
Tax uncertainties
Tax benefits totaling $13.3 million, $11.6 million and $12.1 million relating to uncertain tax positions were unrecognized as of December 31, 2023, 2022 and 2021, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2023	2022	2021
	(In millions)
Balance at beginning of the year	$11.6	$12.1	$13.0
Additions based on tax positions related to the current year	—	—	0.3
Additions for tax positions of prior year	1.7	—	—
Reductions of tax positions of prior year	—	(0.5)	(1.2)
Balance at end of the year	$13.3	$11.6	$12.1
We recognize interest and penalties associated with unrecognized tax positions in income tax expense. Income tax expense includes a benefit of interest and penalties of $0.4 million, $0.4 million and $0.7 million in 2023, 2022 and 2021, respectively. We had accrued $4.4 million, $4.0 million and $4.4 million for interest and penalties as of December 31, 2023, 2022 and 2021, respectively. The majority of the unrecognized tax benefits for the fiscal years ended December 31, 2023, 2022 and 2021, respectively would favorably affect our effective income tax rate if recognized.

Orion S.A
Notes to the Consolidated Financial Statements
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
Note Q. Commitments and Contingencies
Long-Term Commitments—To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily carbon black oil and natural gas, are in place are as follows:

Maturity	December 31, 2023
(In millions)
2024	$86.5
2025	65.4
2026	65.4
2027	65.4
2028	65.4
2029 and thereafter	265.4
Total	$613.5
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
Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will have an adverse effect upon our operations, financial condition or impact the Consolidated Financial Statements.
EPA Action—Under a consent decree between Orion LLC and the United States on behalf of the U.S. Environmental Protection Agency (“EPA”) as well as the Louisiana Department of Environmental Quality entered into in 2018 (the “EPA CD”) the EPA CD, Orion LLC had to install certain pollution control technology in order to further reduce emissions at its four U.S. manufacturing facilities. In line therewith, Orion LLC completed the installation of emissions control technology to remove SO2, NOx and dust particles from tail gases at all of its US facilities by the end of 2023, in accordance with the EPA CD.
The EPA CD also requires continuous monitoring of emissions reductions that Orion LLC will need to comply with over a number of years.
As of December 31, 2023, in aggregate we incurred $306 million of capital expenditures on EPA CD projects of which approximately $80 million was received as an indemnity from Evonik.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of December 31, 2023, the Company had guarantees totaling $32.9 million issued by various financial institutions.
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
Corporate includes income and expense that cannot be directly allocated to the business segments or are managed on the corporate level. This includes Interest and other financial expense, net, taxes and items with less bearing on the underlying core business.

Orion S.A
Notes to the Consolidated Financial Statements
Our operations are managed by senior executives who report to our Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). Discrete financial information is available for each of the segments, and the CODM uses operating results of each operating segment for performance evaluation and resource allocation.
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, legal settlement gain, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2023
Net sales from external customers	$1,283.3	$610.6	$—	$1,893.9
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	70.4	42.6	—	113.0
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Interest and other financial expense, net	—	—	50.9	50.9
Adjusted EBITDA	221.6	110.7	—	$332.3
Assets	$1,014.3	$703.4	$115.7	$1,833.4
Capital expenditures	99.5	73.3	—	172.8

2022
Net sales from external customers	$1,355.5	$675.4	$—	$2,030.9
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	65.1	40.6	—	105.7
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Interest and other financial expense, net	—	—	39.9	39.9
Adjusted EBITDA	168.4	143.9	—	$312.3
Assets	$1,085.6	$647.1	$156.0	$1,888.7
Capital expenditures	134.1	98.7	—	232.8

2021
Net sales from external customers	$948.6	$598.2	$—	$1,546.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	59.0	45.1	—	104.1
Gain related to litigation settlement	—	—	(82.9)	(82.9)
Equity in earnings of affiliated companies, net of tax	0.7	—	—	0.7
Interest and other financial expense, net	—	—	38.0	38.0
Reclassification of actuarial (gains)/losses from AOCI	—	—	4.8	4.8
Adjusted EBITDA	120.0	148.4	—	$268.4
Assets	$912.2	$582.1	$136.7	$1,631.0
Capital expenditures	149.1	65.6	—	214.7

Orion S.A
Notes to the Consolidated Financial Statements
A reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes for each of the periods presented is as follows:

	2023	2022	2021
	(In millions)
Income before earnings in affiliated companies and income taxes	$163.3	$157.2	$185.7
Corporate charges	13.5	9.0	18.0
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	113.0	105.7	104.1
Gain related to litigation settlement	—	—	(82.9)
Equity in earnings of affiliated companies, net of tax	0.5	0.5	0.7
Interest and other financial expense, net	50.9	39.9	38.0
Reclassification of actuarial (gains)/losses from AOCI	(8.9)	—	4.8
Adjusted EBITDA	$332.3	$312.3	$268.4
Corporate charges includes the following:

	2023	2022	2021
	(In millions)
Long Term Incentive Plan	15.4	7.7	5.2
EPA-related expenses	—	—	2.3
Environmental reserve	(2.2)	(0.4)	7.2
Other non-operating	0.3	1.7	3.3
	$13.5	$9.0	$18.0
Geographic information:
We are a global producer and supplier of carbon black and an industry leader in many of our product lines. Our businesses consist primarily of large processing plants that convert carbon black oil into powdered form carbon black. Our carbon black products are primarily used as additives for the production of polymers, batteries, printing inks and coatings and in the reinforcement of rubber polymers.
We have operations in several geographical locations. Our holding company, Orion S.A., is located in Luxembourg and generates no revenue.
In the fourth quarter of 2023, we made certain changes to our disaggregated Net sales by country disclosure. We now disclose disaggregated Net sales by Country in which the Customer is located. This change had no impact on our historical Consolidated Financial Statements. We believe this presentation better reflects our business. Comparative Net sales disaggregated based on legal entity billing to the customer, reported in prior periods, is also included in this Footnote.

Orion S.A
Notes to the Consolidated Financial Statements
We make the following geographic disclosures.
1.Net sales disaggregated based upon customer location, is as follows:

Net sales by Country in which the Customer is Located	Years Ended December 31,
	2023	2022	2021
	(In millions)
Americas	$657.4	$714.3	$494.8
USA	470.4	514.6	360.8
Brazil	145.4	157.9	101.2
Rest of Americas	41.6	41.8	32.8
EMEA	804.5	854.6	636.9
Germany	189.5	227.9	176.7
South Africa	69.5	71.4	54.4
Italy	84.8	90.8	59.0
Spain	52.8	61.0	$44.0
Turkey	47.7	56.4	41.3
France	46.2	52.8	39.9
Rest of EMEA	314.0	294.3	221.6
APAC	432.0	462.0	415.1
China	178.3	173.2	152.8
Republic of Korea	139.0	169.6	151.8
Rest of Asia	114.7	119.2	110.5
Total	$1,893.9	$2,030.9	$1,546.8
2.Net sales disaggregated based on legal entity billing to the customer, is as follows:

Net sales by Legal Entity Billing to the Customer	Years Ended December 31,
	2023	2022	2021
	(In millions)
Germany	$778.0	$829.4	$648.6
United States	515.3	564.9	405.1
South Korea	203.0	237.5	208.9
Brazil	144.4	156.3	100.1
China	139.5	114.2	92.7
South Africa	68.4	69.9	53.3
Other	19.5	25.3	24.9
Rest of Europe	25.8	33.4	13.2
Total	$1,893.9	$2,030.9	$1,546.8

For the years ended December 31, 2023 and 2022, two customers accounted for 10% or more revenues in the Rubber segment aggregating to approximately $466.5 million and $480.2 million, respectively. For the year ended December 31, 2021, one customer accounted for 10% or more revenues in the Rubber segment totaling approximately $218.6 million.

Net sales to top ten customers	Years Ended December 31,
	2023	2022	2021
	(In millions)
Rubber segment	829.8	864.1	590.9
Specialty segment	161.4	177.0	148.7

Orion S.A
Notes to the Consolidated Financial Statements

Long-lived tangible assets(1)	December 31
	2023	2022
	(In millions)
Germany	$167.6	$145.6
Sweden	26.1	23.8
Italy	65.3	64.0
Poland	16.7	11.5
Rest of Europe	23.3	21.5
Subtotal Europe	299.1	266.4
United States	454.3	406.6
South Korea	104.2	101.1
South Africa	18.9	14.1
Brazil	20.8	17.9
China	113.4	109.9
Other	0.1	0.1
Total	$1,010.7	$916.1
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
As of December 31, 2023, related parties primarily include one joint venture that is accounted for using the equity method, “Deutsche Gaßrußwerke” (DGW).

	December 31,
	2023	2022
	(In millions)
Trade receivables	$0.4	$0.9
Trade payables	29.9	25.3

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Purchases	$111.7	$157.1	$113.2
Sales and services	2.5	5.6	5.7

Orion S.A
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2023.
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
Management conducted its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and discussion with the Company's Audit Committee, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
Audit Report of the Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Ernst & Young, has issued an audit report on management’s internal control over financial reporting which appears below.
Changes in Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Orion S.A
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Orion S.A.
Opinion on Internal Control Over Financial Reporting
We have audited Orion S.A.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orion S.A. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 14, 2024 expressed an unqualified opinion thereon.
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
February 14, 2024

Orion S.A
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Directors and certain Governance information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Title

Corning F. Painter	61	Chief Executive Officer
Jeffrey Glajch	61	Chief Financial Officer
Sandra Niewiem	46	Senior Vice President, Global Specialty Carbon Black and EMEA Region
Pedro Riveros	53	Senior Vice President, Global Rubber Carbon Black and Americas Region
Carlos J. Quinones	59	Senior Vice President, Global Operations
Corning F. Painter—Mr. Painter was named Chief Executive Officer of the Group in September 2018 and joined the Board of Directors in October 2018. Mr. Painter began his career at Air Products in 1984 as part of the company’s career development program. He rose through the ranks, progressing through a variety of commercial and operations positions in the U.S. and overseas, and was rapidly promoted several times over the last several years, holding leadership positions in operations, supply chain, corporate strategy and technology. He held the position of Executive Vice President, Industrial Gases until he left Air Products at the end of June, 2018 to become Orion Engineered Carbons group’s new Chief Executive Officer starting from September 2018. He holds a B.S. in chemical engineering degree from Carnegie-Mellon University and is a Certified Professional Engineer.
Jeffrey Glajch—Mr. Glajch joined the company in 2022. He has over 30 years of experience leading corporate finance and accounting control functions for both public and private companies, including business development, investor relations, risk management, legal, information technology and human resources. Prior to joining Orion, he served as CFO for 13 years for Graham Corporation, a leading designer and manufacturer of vacuum and heat transfer equipment for energy markets and process industries. He holds an MBA from Purdue University, a master’s degree in chemical engineering from Clarkson University and a bachelor’s degree in chemistry from Carnegie-Mellon University.
Sandra Niewiem—Dr. Niewiem was appointed Senior Vice President Global Specialty Carbon Black and EMEA Region in September 2019. Dr. Niewiem joined Orion in December 2013 and previously held the position of Vice President Global Product Management and Business Development Specialty Carbon Black. She has over two decades of experience in process industries, engineering and industrial goods, thereof more than thirteen years in management consulting at a global consulting firm. Dr. Niewiem holds an economics doctorate from European Business School and a master's in business administration from James Madison University, Virginia.
Pedro Riveros—Mr. Riveros was appointed Senior Vice President Global Rubber Carbon Black and Americas Region in September 2019. Immediately prior to Orion, he served in multiple business leadership roles at Air Products from 1994 to 2019 where his key areas of expertise included Business Strategy, Margin Enhancement, Productivity and Supply Chain Management. He has 25 years of experience in different general management and business management roles in the industrial gas and chemicals area both in North and South America. Mr. Riveros held several business leadership roles at Air Products, prior to joining Orion, where his key areas of expertise included Business Strategy, Margin Enhancement, Productivity and Supply Chain Management. Mr. Riveros holds B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute.
Carlos Quinones—Mr. Quinones joined Orion Engineered Carbons with the responsibility for Global Operations in June 2019. He has over 25 years of operations experience in various international chemical, petrochemical and industrial gases companies. Immediately prior to joining Orion, he held multiple Operations leadership positions at Air Products from 2015 to 2019. Mr. Quinones holds a B.S. in Mechanical Engineering Technology from Texas A&M University.
Code of Conduct/Code of Ethics
Orion has adopted a Code of Conduct that applies to all Company employees and directors, including the Chief Executive Officer, the Chief Financial Officer, senior management and other senior financial officers. The Code of Conduct is posted on our website, www.orioncarbons.com (under “Legal” then “Compliance Policies” section). In addition, the Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is posted on our website, www.orioncarbons.com (under “Investors” then “Governance” section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Conduct and Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, senior management or other senior financial officers by posting such information on our website.
Item 11. Executive Compensation

Orion S.A
The information required by this item will be included in our proxy statement for the Company’s 2024 annual meeting of stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Orion S.A
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
Item 16. 10-K Summary
None applicable.

Exhibit Number	Description
3.1	Articles of Association of Orion S.A. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563))

4.1	Form of Specimen of Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form F-1 filed on July 14, 2014 (File No. 333-196593))

4.2
Description of Orion S.A.’s Common Shares (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 20, 2020 (File No. 001-36563))

10.1
Credit Agreement, dated as of July 25, 2014, among the Company, Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons Bondco GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the revolving borrowers named therein, the guarantors named on the signature page thereto, the lenders named therein, and Goldman Sachs Bank USA as administrative agent (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 31, 2014 (File No. 001-36563)

10.2
First Amendment, dated as of August 7, 2014, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.3
Second Amendment, dated as of September 29, 2016, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.4
Third Amendment, dated as of May 5, 2017, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

Orion S.A

10.5
Fourth Amendment, dated as of May 31, 2017, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, and UniCredit Bank AG, as arranger with respect to the Amendment (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 25, 2017 (File No. 001-36563))

10.6
Fifth Amendment, dated as of November 2, 2017, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.7
Sixth Amendment, dated as of May 3, 2018, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.8
Seventh Amendment, dated as of October 29, 2018, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.9
Eighth Amendment, dated as of April 2, 2019, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.10
Ninth Amendment, dated as of September 30, 2021, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party thereto, the New Term Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, Goldman Sachs Bank USA as sole book runner and Deutsche Bank Securities Inc., ING Bank, a branch of ING-DiBa AG and UniCredit Bank AG in their capacities as exclusive mandated lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2021).(File No. 001-36563))

10.11
Tenth Amendment, dated as of May 26, 2022, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party hereto, each Lender party hereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders and UniCredit Bank AG in its capacity as exclusive coordinator, bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 4, 2022). (File No. 001-36563))

10.12
Eleventh Amendment, dated as of May 11, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563))

10.13
Twelfth Amendment, dated as of August 16, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36563))

10.14
Thirteenth Amendment, dated as of October 6, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36563))

Orion S.A

10.15+
Fixed Asset Loan Agreement, dated March 16, 2022, by and between Orion Engineered Carbons (Huaibei) Co., Ltd. and Bank of China Limited Shanghai Pilot Free Trade Zone Sub-Branch (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on February 23, 2023 (File No. 001-36563))

10.16†	Orion Engineered Carbons S.A. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563)

10.17†	Orion Engineered Carbons S.A. 2023 Non-Employee Director Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563)

10.18†
Employment Agreement, dated as of September 2, 2018, by and between Corning Painter and Orion Engineered Carbons S.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 7, 2020). (File No. 001-36563))

10.19†
Restrictive Covenants Agreement, dated as of September 2, 2018, by and between Corning Painter and Orion Engineered Carbons S.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2020). (File No. 001-36563))

10.20†
Restricted Stock Unit Award (sign-on grant), dated as of November 4, 2019, by and between Corning Painter and Orion Engineered Carbons S.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 7, 2020). (File No. 001-36563))

10.21†	Form of PSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 7, 2020). (File No. 001-36563))

10.22†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on May 7, 2020). (File No. 001-36563))

10.23†	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 7, 2020). (File No. 001-36563))

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification by Corning F. Painter pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Jeffrey Glajch pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Corning F. Painter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey Glajch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101	XBRL

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Certain confidential information — identified by bracketed asterisks “[****]” — has been omitted from this exhibit pursuant to Item 601 (b)(10) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential

†	Management compensatory arrangement

Orion S.A
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION S.A.

February 14, 2024	By	/s/ Corning F. Painter
Name: Corning F. Painter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corning F. Painter	Chief Executive Officer (Principal Executive Officer)
Corning F. Painter		February 14, 2024

/s/ Jeffrey Glajch	Chief Financial Officer (Principal Financial Officer)
Jeffrey Glajch		February 14, 2024

/s/ Kerry A. Galvin	Director
Kerry A. Galvin		February 14, 2024

/s/ Paul Huck	Director
Paul Huck		February 14, 2024

/s/ Mary Lindsey	Director
Mary Lindsey		February 14, 2024

/s/ Didier Miraton	Director
Didier Miraton		February 14, 2024

/s/ Yi Hyon Paik	Director
Yi Hyon Paik		February 14, 2024

/s/ Dan F. Smith	Director
Dan F. Smith		February 14, 2024

/s/ Hans Dietrich Winkhaus	Director
Hans Dietrich Winkhaus		February 14, 2024

/s/ Michel Wurth	Director
Michel Wurth		February 14, 2024