Form 10-Q
period 2024-03-31
Orion S.A.
filed 2024-05-02
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 58,307,933 shares of common stock outstanding as of April 26, 2024.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2024	2023
	(In millions, except share and per share data)
Net sales	$502.9	$500.7
Cost of sales	380.7	364.3
Gross profit	122.2	136.4

Selling, general and administrative expenses	61.5	57.7
Research and development costs	6.6	6.2
Other (income) expenses, net	1.3	(1.0)
Income from operations	52.8	73.5

Interest and other financial expense, net	12.7	15.2
Reclassification of actuarial gain from AOCI	—	(2.2)
Income before earnings in affiliated companies and income taxes	40.1	60.5

Income tax expense	13.5	18.3
Earnings in affiliated companies, net of tax	0.1	0.1
Net income	$26.7	$42.3

Weighted-average shares outstanding (in thousands):
Basic	58,640	60,287
Diluted	59,229	60,623
Earnings per share:
Basic	$0.46	$0.70
Diluted	$0.45	$0.70
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net income	$26.7	$42.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6.4)	(7.3)
Net losses on derivatives	(0.5)	(1.8)
Defined benefit plans, net	0.1	(1.4)
Other comprehensive loss	(6.8)	(10.5)
Comprehensive income	$19.9	$31.8
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$43.9	$37.5
Accounts receivable, net	269.7	241.0
Inventories, net	277.5	287.1
Income tax receivables	8.5	6.1
Prepaid expenses and other current assets	77.9	74.4
Total current assets	677.5	646.1
Property, plant and equipment, net	897.5	900.1
Right-of-use assets	111.3	110.6
Goodwill	74.4	76.1
Intangible assets, net	23.4	25.5
Investment in equity method affiliates	5.1	5.1
Deferred income tax assets	43.1	30.0
Other assets	42.3	39.9
Total non-current assets	1,197.1	1,187.3
Total assets	$1,874.6	$1,833.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$183.8	$183.7
Current portion of long-term debt and other financial liabilities	144.8	137.0
Accrued liabilities	36.7	41.7
Income taxes payable	41.3	34.2
Other current liabilities	62.2	43.7
Total current liabilities	468.8	440.3
Long-term debt, net	668.7	677.3
Employee benefit plan obligation	59.8	60.4
Deferred income tax liabilities	75.3	66.3
Other liabilities	109.8	110.6
Total non-current liabilities	913.6	914.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 58,307,933 and 57,898,772 shares	85.3	85.3
Treasury stock, at cost, 2,684,326 and 3,093,487	(63.5)	(70.1)
Additional paid-in capital	74.0	85.6
Retained earnings	443.1	417.6
Accumulated other comprehensive loss	(46.7)	(39.9)
Total stockholders' equity	492.2	478.5
Total liabilities and stockholders' equity	$1,874.6	$1,833.4
TY
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows
7

	Three Months Ended March 31,
	2024	2023
	(In millions)
Cash flows from operating activities:
Net income	$26.7	$42.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	28.9	25.7
Amortization of debt issuance costs	0.4	0.6
Share-based compensation	3.5	2.1
Deferred tax provision	(4.3)	1.1
Foreign currency transactions	(0.5)	0.8
Reclassification of actuarial gain from AOCI	—	(2.2)
Changes in operating assets and liabilities, net:
Trade receivables	(33.2)	35.4
Inventories	3.5	5.7
Trade payables	4.2	1.4
Other provisions	(3.3)	(12.7)
Income tax liabilities	7.5	(4.1)
Other assets and liabilities, net	(1.0)	12.0
Net cash provided by operating activities	32.4	108.1
Cash flows from investing activities:
Acquisition of property, plant and equipment	(33.1)	(30.5)
Net cash used in investing activities	(33.1)	(30.5)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	1.8
Repayments of long-term debt	(0.8)	(0.8)
Payments for debt issue costs	(0.1)	—
Cash inflows related to current financial liabilities	49.7	30.8
Cash outflows related to current financial liabilities	(40.6)	(63.7)
Dividends paid to shareholders	(1.2)	(1.3)
Repurchase of common stock under Stock repurchase programs	—	(29.3)
Net cash provided by (used in) financing activities	7.0	(62.5)
Increase in cash, cash equivalents and restricted cash	6.3	15.1
Cash, cash equivalents and restricted cash at the beginning of the period	40.2	63.4
Effect of exchange rate changes on cash	(1.0)	0.9
Cash, cash equivalents and restricted cash at the end of the period	45.5	79.4
Less restricted cash at the end of the period	1.6	2.6
Cash and cash equivalents at the end of the period	$43.9	$76.8
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2024			57,898,772	$85.3	$(70.1)	$85.6	$417.6	$(39.9)	$478.5
Net income			—	—	—	—	26.7	—	26.7
Other comprehensive loss, net of tax			—	—	—	—	—	(6.8)	(6.8)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(294,000)	—	(6.8)	—	—	—	(6.8)
Share based compensation			—	—	—	3.5	—	—	3.5
Issuance of stock under equity compensation plans			703,161	—	13.4	(15.1)	—	—	(1.7)
Balance at March 31, 2024			58,307,933	$85.3	$(63.5)	$74.0	$443.1	$(46.7)	$492.2
j

Balance at January 1, 2023			60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4
Net income			—	—	—	—	42.3	—	42.3
Other comprehensive loss, net of tax			—	—	—	—	—	(10.5)	(10.5)
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
Share buyback			(1,286,915)	—	(29.3)	—	—	—	(29.3)
Share based compensation			—	—	—	2.1	—	—	2.1
Issuance of stock under equity compensation plans			131,550	—	2.9	(4.6)	—	—	(1.7)
Balance at March 31, 2023			59,416,191	$85.3	$(35.2)	$73.9	$360.0	$(23.0)	$461.0
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion S.A.’s unaudited Condensed Consolidated Financial Statements include Orion S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report in Form 10-K for the year ended December 31, 2023.
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
Summary of Significant Accounting Policies—Accounting Standards Not Yet Adopted
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
We believe, the adoption of this ASU will not materially impact our Condensed Consolidated Financial Statements, however will require additional disclosures in future Annual Reports.
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
•This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
We believe, the adoption of this ASU will not materially impact our Condensed Consolidated Financial Statements, however will require additional segment disclosures in Note K. Financial Information by Segment.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Accounts receivable	$271.3	$242.2
Expected credit losses	(1.6)	(1.2)
Accounts receivable, net	$269.7	$241.0
Accounts Receivable Factoring Facilities―For the three months ended March 31, 2024, and 2023 the gross amount of receivables sold were $107.6 million and $68.9 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net. For the three months ended March 31, 2024 and 2023 the loss on receivables sold was approximately $1.1 million and less than $0.5 million.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note C. Inventories
Inventories, net of reserves, are as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Raw materials, consumables and supplies, net	$102.6	$113.8
Work in process	0.1	0.2
Finished goods, net	174.8	173.1
Inventories, net	$277.5	$287.1
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.1
Deferred debt issuance costs - Term-Loan	(0.8)	(0.8)
Other short-term debt and obligations	142.6	134.7
Current portion of long-term debt and other financial liabilities	144.8	137.0
Non-current
Term-Loan	613.8	621.8
Deferred debt issuance costs - Term-Loan	(2.7)	(3.1)
China Term-Loan	57.6	58.6
Long-term debt, net	668.7	677.3
Total	$813.5	$814.3
a.Revolving credit facility
As of March 31, 2024, total capacity under our senior secured revolving credit facility (the “RCF”) and Ancillary facilities is €300 million. There were no borrowings under the RCF as of March 31, 2024 or December 31, 2023.
As of March 31, 2024 and December 31, 2023, availability under the RCF and Ancillary facilities is $192.6 million and $221.6 million, respectively.
b.Other Short-Term borrowings and Obligations
Other short-term debt and obligations are as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Revolving Credit Facility	$—	$—

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	119.9	88.8
OEC LLC outstanding borrowings	5.8	21.1

Brazil Uncommitted Local Lines of Credit (capacity $3.2 million)	—	—
Korea Working Capital Loan (capacity $38.9 million)
Uncommitted	1.9	1.9
Committed	15.0	20.1
China Working Capital Loan	—	2.8
Total of Other Short-term Debt and Obligations	$142.6	$134.7

Supplemental information:
Total ancillary capacity - EUR	€234.0	€214.0
Total ancillary capacity - U.S. Dollars	$253.0	$236.5

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
As of March 31, 2024, we are in compliance with our debt covenants.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report in Form 10-K for the year ended December 31, 2023.
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
No significant concentration of credit risk existed as of March 31, 2024 or December 31, 2023.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	March 31, 2024		December 31, 2023		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$36.0	$197.0	$31.3	Other financial assets (non-current)
Interest rate swaps	297.3	2.6	303.9	4.6	Other financial assets (non-current)
Total	$494.3	$38.6	$500.9	$35.9
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Condensed Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during 2024 or 2023.
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Short-term and Long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$616.8	$609.8	$624.9	$617.0
China Term-Loan	57.6	57.4	58.6	57.1
Total	$674.4	$667.2	$683.5	$674.1
The Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Mar 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2024	2023	2024	2023
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$0.7	$(2.2)	$0.4	$0.4	Interest and other financial expense, net
Interest rate swaps	(2.0)	(0.9)	—	—	Interest and other financial expense, net
Total	$(1.3)	$(3.1)	$0.4	$0.4
Our cross currency swaps and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term-Loan and mature in September 2028.
In the next twelve months, approximately $0.4 million recognized in AOCI related to cash flow hedges will be reclassified to the Condensed Consolidated Statement of Operations.
See “Note K. Financial Instruments and Fair Value Measurement”, included in our Annual Report in Form 10-K for the year ended December 31, 2023, for additional information relating to our derivatives instruments.
Note F. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension costs include the following:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Service cost	$0.3	$0.3
Interest cost	0.4	0.6
Amortization of actuarial (gain)	—	(2.2)
Net periodic pension cost	$0.7	$(1.3)
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2024	$(55.1)	$16.1	$(0.9)	$(39.9)
Other comprehensive loss before reclassifications	(6.3)	(0.4)	0.2	(6.5)
Income tax effects before reclassifications	(0.1)	0.1	(0.1)	(0.1)
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at March 31, 2024	$(61.5)	$15.6	$(0.8)	$(46.7)

Balance at January 1, 2023	$(47.5)	$24.4	$10.6	$(12.5)
Other comprehensive income before reclassifications	(7.8)	(3.3)	—	(11.1)
Income tax effects before reclassifications	0.5	1.0	—	1.5
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	0.2	0.1	0.3
Balance at March 31, 2023	$(54.8)	$22.6	$9.2	$(23.0)
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2024	2023
	(In millions, except share and per share data)
Net income attributable to ordinary equity holders	$26.7	$42.3
Weighted average number of Common stock (in thousands)	58,640	60,287
Basic EPS	$0.46	$0.70
Dilutive effect of share based payments (in thousands)	589	336
Weighted average number of diluted Common stock (in thousands)	59,229	60,623
Diluted EPS	$0.45	$0.70
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
Income tax expense for the three months ended March 31, 2024 and 2023 were $13.5 million and $18.3 million, respectively.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2024	2023
Effective income tax rates	33.7%	30.2%
The change in our effective tax rate for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
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
Based on consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will have a material adverse effect upon our operations, financial condition or the Condensed Consolidated Financial Statements.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of March 31, 2024, the Company had guarantees totaling $32.2 million issued by various financial institutions.
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
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, share-based compensation, and non-recurring items (such as restructuring expenses, legal settlements gains, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended March 31, 2024 and 2023 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2024
Net sales from external customers	$332.0	$170.9	$—	$502.9
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	16.7	12.2	—	28.9
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(12.7)	(12.7)
Adjusted EBITDA	57.4	27.9	—	85.3

2023
Net sales from external customers	$338.7	$162.0	$—	$500.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	15.8	9.9	—	25.7
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(15.2)	(15.2)
Reclassification of actuarial gain from AOCI			2.2	2.2
Adjusted EBITDA	63.8	37.3	—	101.1
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Income before earnings in affiliated companies and income taxes	$40.1	$60.5
Corporate charges	3.5	1.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	28.9	25.7
Equity in earnings of affiliated companies, net of tax	0.1	0.1
Interest and other financial expense, net	12.7	15.2
Reclassification of actuarial gain from AOCI	—	(2.2)
Adjusted EBITDA	$85.3	$101.1
Corporate charges include the following:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Long term incentive plan	$3.5	$2.1
Other non-operating	—	(0.3)
Corporate Charges	$3.5	$1.8

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2024 and 2023 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following tables present a reconciliation of each Non-GAAP measure to the most directly comparable GAAP measure:
Reconciliation of Gross profit per metric ton:

(In millions, except volume and per metric ton data)	Three Months Ended March 31,
	2024	2023	Delta
Net sales	$502.9	$500.7	$2.2	0.4
Cost of sales	(380.7)	(364.3)	(16.4)	4.5
Gross profit	$122.2	$136.4	$(14.2)	(10.4)
Volume (in kmt)	248.4	233.5	14.9	6.4
Gross profit per metric ton	$491.9	$584.2	$(92.3)	(15.8)
Reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023	Delta
	(In millions)			%
Net income	$26.7	$42.3	$(15.6)	(36.9)
Add back Income tax expense	13.5	18.3	(4.8)	(26.2)
Add back Equity in earnings of affiliated companies, net of tax	(0.1)	(0.1)	—	—
Income before earnings in affiliated companies and income taxes	40.1	60.5	(20.4)	(33.7)
Add back Interest and other financial expense, net	12.7	15.2	(2.5)	(16.4)
Add back Reclassification of actuarial gain from AOCI	—	(2.2)	2.2	(100.0)
Income from operations	52.8	73.5	(20.7)	(28.2)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	28.9	25.7	3.2	12.5
EBITDA	81.7	99.2	(17.5)	(17.6)
Equity in earnings of affiliated companies, net of tax	0.1	0.1	—	—
Long term incentive plan	3.5	2.1	1.4	66.7
Other adjustments	—	(0.3)	0.3	(100.0)
Adjusted EBITDA	$85.3	$101.1	$(15.8)	(15.6)
Adjusted EBITDA Specialty Carbon Black	$27.9	$37.3	$(9.4)	(25.2)
Adjusted EBITDA Rubber Carbon Black	$57.4	$63.8	$(6.4)	(10.0)

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,		Year-Over Year
	2024	2023	Delta
	(In millions)			%
Net sales	$502.9	$500.7	$2.2	0.4
Cost of sales	380.7	364.3	16.4	4.5
Gross profit	122.2	136.4	(14.2)	(10.4)
Selling, general and administrative expenses	61.5	57.7	3.8	6.6
Research and development costs	6.6	6.2	0.4	6.5
Other (income) expenses, net	1.3	(1.0)	2.3	(230.0)
Income from operations	52.8	73.5	(20.7)	(28.2)
Interest and other financial expense, net	12.7	15.2	(2.5)	(16.4)
Reclassification of actuarial gain from AOCI	—	(2.2)	2.2	(100.0)
Income before earnings in affiliated companies and income taxes	40.1	60.5	(20.4)	(33.7)
Income tax expense	13.5	18.3	(4.8)	(26.2)
Earnings in affiliated companies, net of tax	0.1	0.1	—	—
Net income	26.7	42.3	(15.6)	(36.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6.4)	(7.3)	0.9	(12.3)
Net losses on derivatives	(0.5)	(1.8)	1.3	(72.2)
Defined benefit plans, net	0.1	(1.4)	1.5	(107.1)
Total other comprehensive (loss) income, net of tax	(6.8)	(10.5)	3.7	(35.2)
Comprehensive income	$19.9	$31.8	$(11.9)	(37.4)
Net sales
Net sales for the three months ended March 31, 2024 increased by $2.2 million, or 0.4%, to $502.9 million, year over year, primarily driven by higher volume in both segments. Those were partially offset by the pass-through effect of declining oil prices in both segments and lower cogeneration price due to European electricity prices.
Volume for the three months ended March 31, 2024 increased in aggregate by 14.9 kmt to 248.4 kmt, year over year, primarily due to higher volume in both segments. Specialty volume recovery was across all regions and end markets.
Cost of sales
Cost of sales for the three months ended March 31, 2024 increased by $16.4 million, or 4.5%, to $380.7 million year over year, primarily due to higher volume in both segments and associated costs. Those were partially offset by declining oil prices.
Gross profit
Gross profit for the three months ended March 31, 2024 decreased by $14.2 million, or 10.4%, to $122.2 million, year over year. The decrease was primarily driven by favorable timing items in the prior year, North American rubber volume, higher fixed costs and lower cogeneration pricing in Europe. Those were partially offset by higher volume in both segments.
Gross profit per metric ton decreased by 15.8% to $491.9, year over year, driven by lower margin in both segments.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 increased by $3.8 million, or 6.6% to $61.5 million, year over year, due to higher personnel costs.
Provision for income taxes
For the three months ended March 31, 2024, and 2023 the Company recognized Income before earnings in affiliated companies and income taxes of $40.1 million, compared to $60.5 million, respectively. The provision for income taxes was an expense of $13.5 million and $18.3 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024, and 2023 was 33.7% and 30.2%, respectively. The increase in effective tax rate for three months ended March 31, 2024,

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
as compared to the three months ended March 31, 2023, was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased in the first quarter of 2024 by $15.8 million, or 15.6%, to $85.3 million, year over year.
The decrease was driven by favorable timing items in the prior year, North American rubber volume, higher fixed costs and lower cogeneration pricing in Europe.
Comprehensive Income
Comprehensive income decreased in the first quarter of 2024 by $11.9 million to $19.9 million, year over year. The components of Comprehensive income are discussed below:
Net income decreased by $15.6 million in the first quarter of 2024 compared to the first quarter of 2023. These were partially offset by,
•$0.9 million of net impacts of unrealized changes in foreign currency translation adjustments.
•$1.3 million of net impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$1.5 million of net changes in defined pension and other post-retirement benefits.
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
(In millions, except volume and percentage data)	2024	2023	Delta
Specialty Carbon Black
Net sales	$170.9	$162.0	$8.9	5.5
Cost of sales	129.2	109.9	19.3	17.6
Gross profit	$41.7	$52.1	$(10.4)	(20.0)
Volume (kmt)	63.3	53.0	10.3	19.4
Adjusted EBITDA	$27.9	$37.3	$(9.4)	(25.2)
Adjusted EBITDA margin (%)	16.3	23.0	(6.7)	(29.1)

Rubber Carbon Black
Net sales	$332.0	$338.7	$(6.7)	(2.0)
Cost of sales	251.5	254.4	(2.9)	(1.1)
Gross profit	$80.5	$84.3	$(3.8)	(4.5)
Volume (kmt)	185.1	180.5	4.6	2.5
Adjusted EBITDA	$57.4	$63.8	$(6.4)	(10.0)
Adjusted EBITDA margin (%)	17.3	18.8	(1.5)	(8.0)
Specialty Carbon Black
Net sales for the three months ended March 31, 2024 increased by $8.9 million, or 5.5%, year over year, to $170.9 million, primarily driven by higher volume, partially offset by pass-through effect of declining oil prices.
Volume for the three months ended March 31, 2024 increased by 10.3 kmt, or 19.4%, year over year, to 63.3 kmt, primarily due to volume recovery across all regions and end markets.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Gross profit for the three months ended March 31, 2024 decreased by $10.4 million, or 20.0%, year over year, to $41.7 million, primarily driven by lower margin and lower cogeneration pricing in Europe, partially offset by higher volume.
Adjusted EBITDA for the three months ended March 31, 2024 decreased by $9.4 million, or 25.2%, year over year, to $27.9 million, primarily due to lower margin and lower cogeneration pricing in Europe, partially offset by higher volume across all regions and end-markets.
Adjusted EBITDA margin for the three months ended March 31, 2024 decreased by 670 basis points, year over year, to 16.3%.
Rubber Carbon Black
Net sales for the three months ended March 31, 2024 decreased by $6.7 million, or 2.0%, year over year, to $332.0 million. The decrease was primarily due to the pass-through effect of declining oil prices, partially offset by higher volume.
Volume for the three months ended March 31, 2024 increased by 4.6 kmt, or 2.5%, year over year, to 185.1 kmt, due to higher demand in Europe/Middle East/Africa and Asia/Pacific regions.
Gross profit for the three months ended March 31, 2024 decreased by $3.8 million, or 4.5%, year over year, to $80.5 million. The decrease was primarily due to lower margin and lower cogeneration pricing in Europe, partially offset by and higher volume.
Adjusted EBITDA for the three months ended March 31, 2024 decreased by $6.4 million, or 10.0%, year over year, to $57.4 million. The decrease was primarily driven by favorable timing items in the prior year, North American Rubber volume and lower cogeneration pricing in Europe, partially offset by higher European and Asian volume.
For the three months ended March 31, 2024, Adjusted EBITDA margin decreased 150 basis points to 17.3%, year over year.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$32.4	$108.1
Net cash used in investing activities	(33.1)	(30.5)
Net cash provided by (used in) financing activities	7.0	(62.5)
2024
Net cash provided by operating activities during the three months ended March 31, 2024 was $32.4 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $107.6 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable.
Net cash used in investing activities in the three months ended March 31, 2024 amounted to $33.1 million. The expenditures were primarily related to safety and maintenance investments.
Net cash provided by financing activities during the three months ended March 31, 2024 amounted to $7.0 million. These inflows primarily consisted of $37.5 million related to other short-term debt borrowings, partially offset by $28.4 million, net related to repayment of our ancillary credit facilities.
2023
Net cash provided by operating activities for the three months ended March 31, 2023, amounted to $108.1 million. The cash provided by operating activities primarily reflects changes in working capital and higher Net income. Change in working capital includes $68.9 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable.
Net cash used in investing activities for the three months ended March 31, 2023, amounted to $30.5 million. These expenditures were comprised of a combination of safety, maintenance-related and growth investments, as well as $8.4 million of expenditures associated with our, now completed, installation of emissions reduction technology to meet EPA requirements in the U.S.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Net cash used in financing activities for the three months ended March 31, 2023, amounted to $62.5 million. These outflows primarily consisted of $32.9 million related to repayment of our ancillary credit facilities and $29.3 million for repurchase of common stock under the Stock Repurchase Program.
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured revolving credit facility (the “RCF”) and related ancillary facilities, various uncommitted local credit lines, and, from time to time, term loan borrowings and Accounts receivable factoring.
We believe our anticipated future operating cash flows, the capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our planned Capital expenditures, settle our commitments and contingencies, and address our normal anticipated working capital needs for the foreseeable future.
As of March 31, 2024, the company had total liquidity of $261.7 million, including cash and equivalents of $43.9 million, $192.6 million availability under our revolving credit facility, including ancillary lines, and $25.2 million of capacity under other available credit lines. Net debt was $773.1 million, and Net leverage was 2.44x.
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

	March 31, 2024	December 31, 2023
	(In millions)
Accounts receivable, net	$269.7	$241.0
Inventories, net	277.5	287.1
Accounts payable	(183.8)	(183.7)
Net working capital	$363.4	$344.4
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
Our Net working capital increased from $344.4 million as of December 31, 2023, to $363.4 million as of March 31, 2024. The drivers of the changes in working capital over the periods were:
•Accounts receivable, net—Increase driven by higher sales were partially offset by improved payment terms.
•Inventories, net—The primary driver for inventory decreases were lower oil prices.
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
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements.

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

Orion S.A.
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
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” and in “Note Q. Commitments and Contingencies” to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation in our Annual Report in Form 10-K for the year ended December 31, 2023 and in our quarterly reports in Form 10-Q and the unaudited Condensed Consolidated Financial Statements contained therein. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, as a result of new information, future events or other information, other than as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended March 31, 2024 does not differ materially from “Item 7A” in our Annual Report in Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Orion S.A.
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
Item 1A. Risk Factors
There have been no material changes to risk factors associated with our business previously disclosed in “Item A. Risk Factors” in our Annual Report in Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On May 5, 2023, our Board of Directors approved a new stock repurchase program with authorization to management to purchase up to approximately 6.9 million shares of our outstanding common stock from time to time through open market purchases or public tender offers, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, at any time through June 2027 (“6.9 million of Common Stock Repurchase Program”). This new stock repurchase program supplements our existing stock repurchase program, which was adopted by our Board of Directors in 2022 and authorizes management to purchase up to $50 million of our common stock (“$50 million of Stock Repurchase Program”).
The maximum number of shares of our common stock that may yet be purchased under both programs is not necessarily an indication of the number of shares that will ultimately be purchased. Each authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of common stock.
We did not repurchase any shares of common stock during the three months ended March 31, 2024.
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

ORION S.A.

May 2, 2024	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer