Form 10-Q
period 2024-06-30
Orion S.A.
filed 2024-08-01
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 58,356,621 shares of common stock outstanding as of July 26, 2024.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net sales	$477.0	$458.8	$979.9	$959.5
Cost of sales	367.2	341.7	747.9	706.0
Gross profit	109.8	117.1	232.0	253.5

Selling, general and administrative expenses	60.3	55.0	121.8	112.7
Research and development costs	6.5	5.9	13.1	12.1
Other (income) expenses, net	1.4	(2.7)	2.7	(3.7)
Income from operations	41.6	58.9	94.4	132.4

Interest and other financial expense, net	12.2	13.5	24.9	28.7
Reclassification of actuarial gain from AOCI	—	(2.3)	—	(4.5)
Income before earnings in affiliated companies and income taxes	29.4	47.7	69.5	108.2

Income tax expense	9.1	17.8	22.6	36.1
Earnings in affiliated companies, net of tax	0.2	0.2	0.3	0.3
Net income	$20.5	$30.1	$47.2	$72.4

Weighted-average shares outstanding (in thousands):
Basic	58,388	59,012	58,514	59,646
Diluted	59,185	59,510	59,229	60,085
Earnings per share:
Basic	$0.35	$0.51	$0.81	$1.21
Diluted	$0.35	$0.51	$0.80	$1.20
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net income	$20.5	$30.1	$47.2	$72.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8.3)	(5.2)	(14.7)	(12.5)
Net losses on derivatives	(1.2)	(0.4)	(1.7)	(2.2)
Defined benefit plans, net	0.1	(1.5)	0.2	(2.9)
Other comprehensive loss	(9.4)	(7.1)	(16.2)	(17.6)
Comprehensive income	$11.1	$23.0	$31.0	$54.8
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$34.2	$37.5
Accounts receivable, net	272.2	241.0
Inventories, net	284.5	287.1
Income tax receivables	9.2	6.1
Prepaid expenses and other current assets	77.8	74.4
Total current assets	677.9	646.1
Property, plant and equipment, net	919.5	900.1
Right-of-use assets	123.6	110.6
Goodwill	73.7	76.1
Intangible assets, net	22.5	25.5
Investment in equity method affiliates	5.0	5.1
Deferred income tax assets	44.2	30.0
Other assets	42.4	39.9
Total non-current assets	1,230.9	1,187.3
Total assets	$1,908.8	$1,833.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$186.2	$183.7
Current portion of long-term debt and other financial liabilities	173.6	137.0
Accrued liabilities	38.3	41.7
Income taxes payable	30.2	34.2
Other current liabilities	61.0	43.7
Total current liabilities	489.3	440.3
Long-term debt, net	660.7	677.3
Employee benefit plan obligation	59.8	60.4
Deferred income tax liabilities	75.1	66.3
Other liabilities	120.0	110.6
Total non-current liabilities	915.6	914.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 58,356,621 and 57,898,772 shares	85.3	85.3
Treasury stock, at cost, 2,635,638 and 3,093,487	(62.7)	(70.1)
Additional paid-in capital	76.2	85.6
Retained earnings	461.2	417.6
Accumulated other comprehensive loss	(56.1)	(39.9)
Total stockholders' equity	503.9	478.5
Total liabilities and stockholders' equity	$1,908.8	$1,833.4
TY
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows
7

	Six Months Ended June 30,
	2024	2023
	(In millions)
Cash flows from operating activities:
Net income	$47.2	$72.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	59.2	52.9
Amortization of debt issuance costs	0.8	1.3
Share-based compensation	6.5	4.7
Deferred tax provision	(6.0)	1.4
Foreign currency transactions	0.3	4.9
Reclassification of actuarial gain from AOCI	—	(4.5)
Other operating non-cash items, net	—	(0.5)
Changes in operating assets and liabilities, net:
Trade receivables	(39.3)	99.0
Inventories	(5.4)	6.2
Trade payables	5.1	(8.3)
Other provisions	(0.7)	(9.3)
Income tax liabilities	(3.0)	(7.4)
Other assets and liabilities, net	(3.0)	(6.6)
Net cash provided by operating activities	61.7	206.2
Cash flows from investing activities:
Acquisition of property, plant and equipment	(87.8)	(69.1)
Net cash used in investing activities	(87.8)	(69.1)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	7.8
Repayments of long-term debt	(2.1)	(1.5)
Payments for debt issue costs	(0.2)	(0.2)
Cash inflows related to current financial liabilities	115.9	85.6
Cash outflows related to current financial liabilities	(80.9)	(160.4)
Dividends paid to shareholders	(2.4)	(2.5)
Repurchase of common stock	(6.8)	(49.5)
Net cash provided by (used in) financing activities	23.5	(120.7)
Increase (decrease) in cash, cash equivalents and restricted cash	(2.6)	16.4
Cash, cash equivalents and restricted cash at the beginning of the period	40.2	63.4
Effect of exchange rate changes on cash	(1.8)	0.1
Cash, cash equivalents and restricted cash at the end of the period	35.8	79.9
Less restricted cash at the end of the period	1.6	2.6
Cash and cash equivalents at the end of the period	$34.2	$77.3
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2024			57,898,772	$85.3	$(70.1)	$85.6	$417.6	$(39.9)	$478.5
Net income			—	—	—	—	26.7	—	26.7
Other comprehensive loss, net of tax			—	—	—	—	—	(6.8)	(6.8)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(294,000)	—	(6.8)	—	—	—	(6.8)
Share based compensation			—	—	—	3.5	—	—	3.5
Issuance of stock under equity compensation plans			703,161	—	13.4	(15.1)	—	—	(1.7)
Balance at March 31, 2024			58,307,933	85.3	(63.5)	74.0	443.1	(46.7)	492.2
Net income			—	—	—	—	20.5	—	20.5
Other comprehensive loss, net of tax			—	—	—	—	—	(9.4)	(9.4)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Share based compensation			—	—	—	3.0	—	—	3.0
Issuance of stock under equity compensation plans			48,688	—	0.8	(0.8)	—	—	—
Balance at June 30, 2024			58,356,621	$85.3	$(62.7)	$76.2	$461.2	$(56.1)	$503.9
j

Balance at January 1, 2023			60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4
Net income			—	—	—	—	42.3	—	42.3
Other comprehensive loss, net of tax			—	—	—	—	—	(10.5)	(10.5)
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
Repurchases of Common stock			(1,286,915)	—	(29.3)	—	—	—	(29.3)
Share based compensation			—	—	—	2.1	—	—	2.1
Issuance of stock under equity compensation plans			131,550	—	2.9	(4.6)	—	—	(1.7)
Balance at March 31, 2023			59,416,191	85.3	(35.2)	73.9	360.0	(23.0)	461.0
Net income			—	—	—	—	30.1	—	30.1
Other comprehensive loss, net of tax			—	—	—	—	—	(7.1)	(7.1)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Repurchases of Common stock			(822,595)	—	(20.2)	—	—	—	(20.2)
Share based compensation			—	—	—	2.6	—	—	2.6
Issuance of stock under equity compensation plans			47,250	—	1.4	(1.2)	—	—	0.2
Balance at June 30, 2023			58,640,846	$85.3	$(54.0)	$75.3	$387.7	$(30.1)	$464.2
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
We believe, the adoption of this ASU will not materially impact our Condensed Consolidated Financial Statements, however will require additional segment disclosures in future periods.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Accounts receivable	$274.1	$242.2
Expected credit losses	(1.9)	(1.2)
Accounts receivable, net	$272.2	$241.0

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Accounts Receivable Factoring Facilities―For the three months ended June 30, 2024 and 2023 the gross amount of receivables sold were $110.8 million and $125.2 million, respectively. For the six months ended June 30, 2024 and 2023 the gross amount of receivables sold were $218.4 million and $194.1 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net. For the three months ended June 30, 2024 and 2023 the loss on receivables sold was approximately $1.3 million and $1.3 million, respectively. For the six months ended June 30, 2024 and 2023 the loss on receivables sold was approximately $2.4 million and $1.8 million, respectively.
Note C. Inventories
Inventories, net of reserves, are as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Raw materials, consumables and supplies, net	$115.3	$113.8
Work in process	0.1	0.2
Finished goods, net	169.1	173.1
Inventories, net	$284.5	$287.1
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.1
Deferred debt issuance costs - Term-Loan	(0.8)	(0.8)
Current portion of China Term-Loan	3.4	—
Other short-term debt and obligations	168.0	134.7
Current portion of long-term debt and other financial liabilities	173.6	137.0
Non-current
Term-Loan	609.9	621.8
Deferred debt issuance costs - Term-Loan	(2.6)	(3.1)
China Term-Loan	53.4	58.6
Long-term debt, net	660.7	677.3
Total	$834.3	$814.3
a.Revolving credit facility
As of June 30, 2024, total capacity under our senior secured revolving credit facility (the “RCF”) and Ancillary facilities is €280 million ($299.8 million). As of June 30, 2024 and December 31, 2023, availability under the RCF and Ancillary facilities is $157.4 million and $221.6 million, respectively.
There were no borrowings under the RCF as of June 30, 2024 or December 31, 2023.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
b.Other Short-Term Debt and Obligations

	June 30, 2024	December 31, 2023
	(In millions)
Revolving Credit Facility	$—	$—

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	124.0	88.8
OEC LLC outstanding borrowings	12.4	21.1

Brazil Uncommitted Local Lines of Credit (capacity $2.8 million)	—	—
Korea Working Capital Loan (capacity $38.1 million)
Uncommitted	1.8	1.9
Committed	23.3	20.1
China Working Capital Loans
Qingdao (capacity $6.9 million)	5.4	2.8
Huaibei (capacity $21.4 million)	1.1	—

Total of Other Short-term Debt and Obligations	$168.0	$134.7

Supplemental information:
Total ancillary capacity - EUR	€214.0	€214.0
Total ancillary capacity - U.S. Dollars	$229.1	$236.5
As of June 30, 2024, we are in compliance with our debt covenants.
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
No significant concentration of credit risk existed as of June 30, 2024 or December 31, 2023.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024		December 31, 2023		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$37.8	$197.0	$31.3	Other financial assets (non-current)
Interest rate swaps	294.4	0.6	303.9	4.6	Other financial assets (non-current)
Total	$491.4	$38.4	$500.9	$35.9
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Short-term and Long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$612.9	$606.3	$624.9	$617.0
China Term-Loan	56.8	57.1	58.6	57.1
Total	$669.7	$663.4	$683.5	$674.1
The Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short term borrowings and variable rate debt approximated their carrying values due to the short-term nature of these instruments.
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Jun 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2024	2023	2024	2023
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$0.1	$(0.8)	$0.4	$0.4	Interest and other financial expense, net
Interest rate swaps	(2.1)	—	—	—	Interest and other financial expense, net
Total	$(2.0)	$(0.8)	$0.4	$0.4

	Effect of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2024	2023	2024	2023
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$0.8	$(3.0)	$0.8	$0.8	Interest and other financial expense, net
Interest rate swaps	(4.1)	(0.9)	—	—	Interest and other financial expense, net
Total	$(3.3)	$(3.9)	$0.8	$0.8
Our cross currency swaps and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term-Loan and mature in September 2028.
In the next twelve months, approximately $1.1 million recognized in AOCI related to cash flow hedges will be reclassified to the Condensed Consolidated Statement of Operations.
See “Note K. Financial Instruments and Fair Value Measurement”, included in our Annual Report in Form 10-K for the year ended December 31, 2023, for additional information relating to our derivatives instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note F. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension costs include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.8	0.7	1.2	1.3
Amortization of actuarial (gain)	—	(2.3)	—	(4.5)
Net periodic pension cost	$1.0	$(1.4)	$1.7	$(2.7)
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
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2024	$(55.1)	$16.1	$(0.9)	$(39.9)
Other comprehensive loss before reclassifications	(6.3)	(0.4)	0.2	(6.5)
Income tax effects before reclassifications	(0.1)	0.1	(0.1)	(0.1)
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at March 31, 2024	(61.5)	15.6	(0.8)	(46.7)
Other comprehensive loss before reclassifications	(7.8)	(1.4)	—	(9.2)
Income tax effects before reclassifications	(0.5)	0.5	0.1	0.1
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.2)	—	(0.2)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at June 30, 2024	$(69.8)	$14.4	$(0.7)	$(56.1)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2023	$(47.5)	$24.4	$10.6	$(12.5)
Other comprehensive income before reclassifications	(7.8)	(3.3)	—	(11.1)
Income tax effects before reclassifications	0.5	1.0	—	1.5
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	0.2	0.1	0.3
Balance at March 31, 2023	(54.8)	22.6	9.2	(23.0)
Other comprehensive income (loss) before reclassifications	(5.1)	(0.5)	—	(5.6)
Income tax effects before reclassifications	(0.1)	0.2	—	0.1
Amounts reclassified from AOCI	—	0.4	(2.3)	(1.9)
Income tax effects on reclassifications	—	(0.2)	0.7	0.5
Currency translation AOCI	—	(0.3)	0.1	(0.2)
Balance at June 30, 2023	$(60.0)	$22.2	$7.7	$(30.1)
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net income attributable to ordinary equity holders	$20.5	$30.1	$47.2	$72.4
Weighted average number of Common stock (in thousands)	58,388	59,012	58,514	59,646
Basic EPS	$0.35	$0.51	$0.81	$1.21
Dilutive effect of share based payments (in thousands)	797	498	715	439
Weighted average number of diluted Common stock (in thousands)	59,185	59,510	59,229	60,085
Diluted EPS	$0.35	$0.51	$0.80	$1.20
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
Income tax expense for the three months ended June 30, 2024 and 2023 was $9.1 million and $17.8 million, respectively.
Income tax expense for the six months ended June 30, 2024 and 2023 was $22.6 million and $36.1 million, respectively.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective income tax rates	31.0%	37.3%	32.5%	33.4%
The change in our effective tax rate for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
Note J. Commitments and Contingencies
Commitments—In the second quarter of 2024, we invested in Alpha Carbone (“AC”), a French tire recycling company. This partnership will enable AC to produce commercial volumes of tire pyrolysis oil and recovered carbon black. In addition, we entered in a long-term supply agreement for the tire pyrolysis oil produced by AC. The tire pyrolysis oil will be used to manufacture circular carbon black for tire and rubber goods customers.
We invested approximately $0.3 million (€0.3 million) in shares of AC and $0.7 million (€0.7 million) in a convertible bond. We agreed to contribute an additional $6.4 million (€6.0 million) in convertible bonds to be paid in 12 installments through 2025.
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
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of June 30, 2024, the Company had guarantees totaling $26.9 million issued by various financial institutions.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended June 30, 2024 and 2023 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2024
Net sales from external customers	$311.5	$165.5	$—	$477.0
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	18.1	12.2	—	30.3
Equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
Interest and other financial expense, net			(12.2)	(12.2)
Adjusted EBITDA	47.1	28.0	—	75.1

2023
Net sales from external customers	$309.3	$149.5	$—	$458.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	17.9	9.3	—	27.2
Equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
Interest and other financial expense, net			(13.5)	(13.5)
Reclassification of actuarial gain from AOCI			2.3	2.3
Adjusted EBITDA	57.4	29.9	—	87.3
Segment operating results for the six months ended June 30, 2024 and 2023:

	Rubber	Specialty	Corporate	Total
	(In millions)
2024
Net sales from external customers	$643.5	$336.4	$—	$979.9
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	34.8	24.4	—	59.2
Equity in earnings of affiliated companies, net of tax	0.3	—	—	0.3
Interest and other financial expense, net			(24.9)	(24.9)
Adjusted EBITDA	104.5	55.9	—	160.4

2023
Net sales from external customers	$648.0	$311.5	$—	$959.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	33.7	19.2	—	52.9
Excluding equity in earnings of affiliated companies, net of tax	0.3	—	—	0.3
Interest and other financial expense, net			(28.7)	(28.7)
Reclassification of actuarial losses from AOCI			4.5	4.5
Adjusted EBITDA	121.2	67.2	—	188.4

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Income before earnings in affiliated companies and income taxes	$29.4	$47.7	$69.5	$108.2
Corporate charges	3.0	1.0	6.5	2.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	30.3	27.2	59.2	52.9
Equity in earnings of affiliated companies, net of tax	0.2	0.2	0.3	0.3
Interest and other financial expense, net	12.2	13.5	24.9	28.7
Reclassification of actuarial gain from AOCI	—	(2.3)	—	(4.5)
Adjusted EBITDA	$75.1	$87.3	$160.4	$188.4
Corporate charges include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Long term incentive plan	$3.0	$2.6	$6.5	$4.7
Other non-operating	—	(1.6)	—	(1.9)
Corporate Charges	$3.0	$1.0	$6.5	$2.8

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2024 and 2023 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following tables present a reconciliation of each Non-GAAP measure to the most directly comparable GAAP measure:
Reconciliation of Gross profit per metric ton:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Delta		2024	2023	Delta
	(In millions)			%	(In millions)			%
Net sales	$477.0	$458.8	$18.2	4.0	$979.9	$959.5	$20.4	2.1
Cost of sales	(367.2)	(341.7)	(25.5)	7.5	(747.9)	(706.0)	(41.9)	5.9
Gross profit	$109.8	$117.1	$(7.3)	(6.2)	$232.0	$253.5	$(21.5)	(8.5)
Volume (in kmt)	233.1	227.3	5.8	2.6	481.5	460.8	20.7	4.5
Gross profit per metric ton	$471.0	$515.2	$(44.2)	(8.6)	$481.8	$550.1	$(68.3)	(12.4)
Reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Delta		2024	2023	Delta
	(In millions)			%	(In millions)			%
Net income	$20.5	$30.1	$(9.6)	(31.9)	$47.2	$72.4	$(25.2)	(34.8)
Add back Income tax expense	9.1	17.8	(8.7)	(48.9)	22.6	36.1	(13.5)	(37.4)
Add back Equity in earnings of affiliated companies, net of tax	(0.2)	(0.2)	—	—	(0.3)	(0.3)	—	—
Income before earnings in affiliated companies and income taxes	29.4	47.7	(18.3)	(38.4)	69.5	108.2	(38.7)	(35.8)
Add back Interest and other financial expense, net	12.2	13.5	(1.3)	(9.6)	24.9	28.7	(3.8)	(13.2)
Add back Reclassification of actuarial gain from AOCI	—	(2.3)	2.3	(100.0)	—	(4.5)	4.5	(100.0)
Income from operations	41.6	58.9	(17.3)	(29.4)	94.4	132.4	(38.0)	(28.7)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	30.3	27.2	3.1	11.4	59.2	52.9	6.3	11.9
EBITDA	71.9	86.1	(14.2)	(16.5)	153.6	185.3	(31.7)	(17.1)
Equity in earnings of affiliated companies, net of tax	0.2	0.2	—	—	0.3	0.3	—	—
Long term incentive plan	3.0	2.6	0.4	15.4	6.5	4.7	1.8	38.3
Other adjustments	—	(1.6)	1.6	(100.0)	—	(1.9)	1.9	(100.0)
Adjusted EBITDA	$75.1	$87.3	$(12.2)	(14.0)	$160.4	$188.4	$(28.0)	(14.9)
Adjusted EBITDA Specialty Carbon Black	$28.0	$29.9	$(1.9)	(6.4)	$55.9	$67.2	$(11.3)	(16.8)
Adjusted EBITDA Rubber Carbon Black	$47.1	$57.4	$(10.3)	(17.9)	$104.5	$121.2	$(16.7)	(13.8)

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,		Year-Over Year
	2024	2023	Delta
	(In millions)			%
Net sales	$477.0	$458.8	$18.2	4.0
Cost of sales	367.2	341.7	25.5	7.5
Gross profit	109.8	117.1	(7.3)	(6.2)
Selling, general and administrative expenses	60.3	55.0	5.3	9.6
Research and development costs	6.5	5.9	0.6	10.2
Other (income) expenses, net	1.4	(2.7)	4.1	(151.9)
Income from operations	41.6	58.9	(17.3)	(29.4)
Interest and other financial expense, net	12.2	13.5	(1.3)	(9.6)
Reclassification of actuarial gain from AOCI	—	(2.3)	2.3	(100.0)
Income before earnings in affiliated companies and income taxes	29.4	47.7	(18.3)	(38.4)
Income tax expense	9.1	17.8	(8.7)	(48.9)
Earnings in affiliated companies, net of tax	0.2	0.2	—	—
Net income	20.5	30.1	(9.6)	(31.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8.3)	(5.2)	(3.1)	59.6
Net losses on derivatives	(1.2)	(0.4)	(0.8)	200.0
Defined benefit plans, net	0.1	(1.5)	1.6	(106.7)
Total other comprehensive (loss) income, net of tax	(9.4)	(7.1)	(2.3)	32.4
Comprehensive income	$11.1	$23.0	$(11.9)	(51.7)
Net sales
Volume for the three months ended June 30, 2024 increased in aggregate by 5.8 kmt to 233.1 kmt, year over year, due to higher volume in Specialty Carbon Black segment.
Net sales for the three months ended June 30, 2024 increased by $18.2 million, or 4.0%, to $477.0 million, year over year, primarily driven by higher volume in Specialty Carbon Black segment, the pass-through effect from higher oil prices and improved contractual pricing. Those were partially offset by unfavorable currency translation.
Cost of sales
Cost of sales for the three months ended June 30, 2024 increased by $25.5 million, or 7.5%, to $367.2 million year over year, primarily due to higher volume in Specialty Black Carbon segment and higher oil prices.
Gross profit
Gross profit for the three months ended June 30, 2024 decreased by $7.3 million, or 6.2%, to $109.8 million, year over year. The decrease was driven primarily by favorable impact from the pass-through of raw material costs in the prior year, higher fixed costs and lower cogeneration.
Gross profit per metric ton decreased by 8.6% to $471.0, year over year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 increased by $5.3 million, or 9.6% to $60.3 million, year over year, driven by higher freight and personnel costs.
Provision for income taxes
For the three months ended June 30, 2024, and 2023 the Company recognized Income before earnings in affiliated companies and income taxes of $29.4 million, compared to $47.7 million, respectively. The provision for income taxes was an expense of $9.1 million and $17.8 million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024, and 2023 was 31.0% and 37.3%, respectively. The decrease in effective tax rate for three months ended June 30, 2024, as compared

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
to the three months ended June 30, 2023, was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased in the second quarter of 2024 by $12.2 million, or 14.0%, to $75.1 million, year over year.
The decrease was driven by favorable impact from the pass-through of raw material costs in the prior year, higher fixed costs and lower cogeneration. Those were partially offset by higher Specialty Carbon Black volume and improved contractual pricing.
Comprehensive Income
Comprehensive income decreased in the second quarter of 2024 by $11.9 million to $11.1 million, year over year. The components of Comprehensive income are discussed below:
Net income decreased by $9.6 million in the second quarter of 2024 compared to the second quarter of 2023.
The activities from the components of Other Comprehensive income are discussed below:
•$3.1 million of net unfavorable impact is related to unrealized loss due to foreign currency translation adjustments, and
•$0.8 million of net unfavorable impact is related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, partially offset by
•$1.6 million of net favorable impact is related to changes in defined pension and other post-retirement benefits.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
For the six months ended June 30, 2024 compared to six months ended June 30, 2023

Condensed Consolidated Statement of Operations Data	Six Months Ended June 30,		Year-Over Year
	2024	2023	Delta
	(In millions)			%
Net sales	$979.9	$959.5	$20.4	2.1
Cost of sales	747.9	706.0	41.9	5.9
Gross profit	232.0	253.5	(21.5)	(8.5)
Selling, general and administrative expenses	121.8	112.7	9.1	8.1
Research and development costs	13.1	12.1	1.0	8.3
Other (income) expenses, net	2.7	(3.7)	6.4	(173.0)
Income from operations	94.4	132.4	(38.0)	(28.7)
Interest and other financial expense, net	24.9	28.7	(3.8)	(13.2)
Reclassification of actuarial gain from AOCI	—	(4.5)	4.5	(100.0)
Income before earnings in affiliated companies and income taxes	69.5	108.2	(38.7)	(35.8)
Income tax expense	22.6	36.1	(13.5)	(37.4)
Earnings in affiliated companies, net of tax	0.3	0.3	—	—
Net income	47.2	72.4	(25.2)	(34.8)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14.7)	(12.5)	(2.2)	17.6
Net losses on derivatives	(1.7)	(2.2)	0.5	(22.7)
Defined benefit plans, net	0.2	(2.9)	3.1	(106.9)
Total other comprehensive (loss) income, net of tax	(16.2)	(17.6)	1.4	(8.0)
Comprehensive income	$31.0	$54.8	$(23.8)	(43.4)
Net sales
Volume increased by 20.7 kmt to 481.5 kmt compared to the six months ended June 30, 2023, primarily due to higher volume in Specialty Carbon Black segment.
Net sales increased by $20.4 million, or 2.1%, in the six months ended June 30, 2024 to $979.9 million, year over year, primarily driven by higher volume in Specialty Carbon Black segment and improved contractual pricing. This was partially offset by the pass-through effect of lower raw material costs and lower cogeneration.
Cost of sales
Cost of sales increased by $41.9 million, or 5.9%, to $747.9 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher Specialty Carbon Black segment volume and associated costs.
Gross profit
Gross profit decreased by $21.5 million, or 8.5%, to $232.0 million, and gross profit per metric ton decreased by 12.4% to $481.8 year over year. The decrease was primarily driven by higher fixed costs, favorable impact from the pass-through of raw material costs in the prior year and lower cogeneration.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $9.1 million, or 8.1%, to $121.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by higher freight and personnel costs.
Provision for income taxes
For the six months ended June 30, 2024, the Company recognized Income before earnings in affiliated companies and income taxes of $69.5 million, compared to $108.2 million in the six months ended June 30, 2023. The provision for income taxes was an expense of $22.6 million and $36.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rate for the six months ended June 30, 2024, was 32.5%, as compared to 33.4% for the six months ended June 30, 2023. The decrease in our effective tax rate for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to changes in

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
projected pre-tax income mix in countries with varying statutory tax rates.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $28.0 million, or 14.9%, from $188.4 million in the six months ended June 30, 2023 to $160.4 million in the six months ended June 30, 2024. The decrease was primarily due to favorable impact from the pass-through of raw material costs in the prior year, higher fixed costs and lower cogeneration. Those were partially offset by higher Specialty Carbon Black volume and improved contractual pricing.
Comprehensive Income
Comprehensive income decreased by $23.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Net income decreased by $25.2 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
The activities from the components of Other Comprehensive income are discussed below:
•$2.2 million of net unfavorable impact is related to unrealized loss due to foreign currency translation adjustments.
•$0.5 million of net favorable impacts is related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps, and
•$3.1 million of net favorable changes is related to defined pension and other post-retirement benefits.
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Delta		2024	2023	Delta
	(In millions)			%	(In millions)			%
Specialty Carbon Black
Net sales	$165.5	$149.5	$16.0	10.7	$336.4	$311.5	$24.9	8.0
Cost of sales	126.0	106.9	19.1	17.9	255.2	216.8	38.4	17.7
Gross profit	$39.5	$42.6	$(3.1)	(7.3)	$81.2	$94.7	$(13.5)	(14.3)
Volume (kmt)	62.9	53.6	9.3	17.4	126.2	106.6	19.6	18.4
Adjusted EBITDA	$28.0	$29.9	$(1.9)	(6.4)	$55.9	$67.2	$(11.3)	(16.8)
Adjusted EBITDA margin (%)	16.9	20.0	(3.1)	(15.5)	16.6	21.6	(5.0)	(23.1)

Rubber Carbon Black
Net sales	$311.5	$309.3	$2.2	0.7	$643.5	$648.0	$(4.5)	(0.7)
Cost of sales	241.2	234.8	6.4	2.7	492.7	489.2	3.5	0.7
Gross profit	$70.3	$74.5	$(4.2)	(5.6)	$150.8	$158.8	$(8.0)	(5.0)
Volume (kmt)	170.2	173.7	(3.5)	(2.0)	355.3	354.2	1.1	0.3
Adjusted EBITDA	$47.1	$57.4	$(10.3)	(17.9)	$104.5	$121.2	$(16.7)	(13.8)
Adjusted EBITDA margin (%)	15.1	18.6	(3.5)	(18.8)	16.2	18.7	(2.5)	(13.4)
Specialty Carbon Black
Volume increased by 9.3 kmt, or 17.4%, year over year, to 62.9 kmt and increased by 19.6 kmt, or 18.4% year over year, to 126.2 kmt for the three and six months ended June 30, 2024, respectively, primarily due to volume recovery across all regions and end markets.
Net sales increased by $16.0 million, or 10.7%, year over year, to $165.5 million and increased by $24.9 million, or 8.0%, year over year, to $336.4 million for the three and six months ended June 30, 2024, respectively, primarily due to higher volume across all regions.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Gross profit decreased by $3.1 million, or 7.3%, year over year, to $39.5 million and decreased by $13.5 million, or 14.3%, year over year, to $81.2 million for the three and six months ended June 30, 2024, respectively, primarily driven by favorable impact from the pass-through of raw material costs in the prior year and lower cogeneration, partially offset by higher volume.
Adjusted EBITDA for the three months ended June 30, 2024 decreased by $1.9 million, or 6.4%, year over year, to $28.0 million. The decrease was primarily due to favorable impact from the pass-through of raw material costs in the prior year and lower cogeneration, partially offset by higher volume.
Adjusted EBITDA for the six months ended June 30, 2024 decreased by $11.3 million, or 16.8%, year over year, to $55.9 million. The decrease was primarily due to favorable impact from the pass-through of raw material costs in the prior year and higher fixed costs, partially offset by higher volume.
Adjusted EBITDA margin decreased by 310 basis points, year over year, to 16.9% and decreased by 500 basis points, year over year, to 16.6%, for the three and six ended June 30, 2024, respectively.
Rubber Carbon Black
Volume decreased by 3.5 kmt, or 2.0%, year over year, to 170.2 kmt, for the three months ended June 30, 2024, primarily due to lower demand in Americas and Asia.
Volume increased by 1.1 kmt, or 0.3%, year over year, to 355.3 kmt, for the six months ended June 30, 2024.
Net sales for the three months ended June 30, 2024 increased by $2.2 million, or 0.7%, year over year, to $311.5 million.
Net sales decreased by $4.5 million, or 0.7%, year over year, to $643.5 million for the six months ended June 30, 2024, primarily due to the pass-through effect of lower raw material costs, partially offset by improved contractual pricing.
Gross profit for the three and six months ended June 30, 2024 decreased by $4.2 million, or 5.6%, year over year, to $70.3 million and decreased by $8.0 million, or 5.0%, year over year, to $150.8 million, respectively. The decrease was primarily due to lower volume, partially offset by improved contractual pricing.
Adjusted EBITDA decreased by $10.3 million, or 17.9%, year over year, to $47.1 million for the three months ended June 30, 2024. The decrease was driven primarily by higher fixed costs, favorable impact from the pass-through of raw material costs in the prior year and lower cogeneration, partially offset by higher volume in Europe and improved contractual pricing.
Adjusted EBITDA decreased by $16.7 million, or 13.8%, to $104.5 million six months ended June 30, 2024. The decrease was driven primarily by higher fixed costs, favorable impact from the pass-through of raw material costs in the prior year, reduced volume in Americas and lower cogeneration, partially offset by higher volume in Europe and improved contractual pricing.
Adjusted EBITDA margin decreased 350 basis points to 15.1%, year over year and decreased 250 basis points to 16.2%, year over year for the three and six months ended June 30, 2024.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$61.7	$206.2
Net cash used in investing activities	(87.8)	(69.1)
Net cash provided by (used in) financing activities	23.5	(120.7)
2024
Net cash provided by operating activities during the six months ended June 30, 2024 was $61.7 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $218.4 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable.
Net cash used in investing activities in the six months ended June 30, 2024 amounted to $87.8 million. The expenditures were primarily

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
related to safety, maintenance and growth investments.
Net cash provided by financing activities during the six months ended June 30, 2024 amounted to $23.5 million. These inflows primarily consisted of $52.7 million related to other short-term debt borrowings, partially offset by $17.7 million, net related to repayment of our ancillary credit facilities.
2023
Net cash provided by operating activities for the six months ended June 30, 2023, amounted to $206.2 million. The cash provided by operating activities primarily reflects changes in working capital and higher Net income. Change in working capital includes $194.1 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable.
Net cash used in investing activities for the six months ended June 30, 2023, amounted to $69.1 million. These expenditures were comprised of a combination of safety, maintenance-related and growth investments, as well as $19.4 million of expenditures associated with our, now completed, installation of emissions reduction technology to meet EPA requirements in the U.S.
Net cash used in financing activities for the six months ended June 30, 2023, amounted to $120.7 million. These outflows primarily consisted of $62.8 million related to the reduction of other short-term debt, $49.5 million for repurchase of common stock under the Stock Repurchase Program and $12.0 million, net related to repayment of our ancillary credit facilities.
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
As of June 30, 2024, the company had total liquidity of $229.2 million, including cash and equivalents of $34.2 million, $157.4 million availability under our revolving credit facility, including ancillary lines, and $37.6 million of capacity under other available credit lines. Net debt was $803.5 million, and Net leverage was 2.64x.
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

	June 30, 2024	December 31, 2023
	(In millions)
Accounts receivable, net	$272.2	$241.0
Inventories, net	284.5	287.1
Accounts payable	(186.2)	(183.7)
Net working capital	$370.5	$344.4
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
Our Net working capital increased from $344.4 million as of December 31, 2023, to $370.5 million as of June 30, 2024. The primary driver of the changes in working capital over the period was due to an increase in Accounts receivable, net. This increase was primarily driven by higher sales, partially offset by improved payment terms.

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
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements.

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
•our ability to realize benefits from planned plant capacity expansions and planned and current site development projects, including our conductive additives facility at La Porte, Texas, and the impacts of potential delays to such expansions and development projects;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2024 does not differ materially from “Item 7A” in our Annual Report in Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
We did not repurchase any shares of common stock during the three and six months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
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

ORION S.A.

August 1, 2024	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer