Form 10-Q
period 2024-09-30
Orion S.A.
filed 2024-11-07
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 57,720,219 shares of common stock outstanding as of November 4, 2024.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net sales	$463.4	$466.2	$1,443.3	$1,425.7
Cost of sales	355.9	356.0	1,103.8	1,062.0
Gross profit	107.5	110.2	339.5	363.7

Selling, general and administrative expenses	57.9	55.6	179.7	168.3
Research and development costs	7.0	6.2	20.1	18.3
Loss due to misappropriation of assets, net	60.7	—	60.7	—
Other (income) expenses, net	(2.8)	2.7	(0.1)	(1.0)
Income (loss) from operations	(15.3)	45.7	79.1	178.1

Interest and other financial expense, net	15.9	12.9	40.8	41.6
Reclassification of actuarial gain from AOCI	—	(2.2)	—	(6.7)
Income (loss) before earnings in affiliated companies and income taxes	(31.2)	35.0	38.3	143.2

Income tax expense (benefit)	(10.8)	8.9	11.8	45.0
Earnings in affiliated companies, net of tax	0.2	0.1	0.5	0.4
Net income (loss)	$(20.2)	$26.2	$27.0	$98.6

Weighted-average shares outstanding (in thousands):
Basic	58,191	58,572	58,406	59,284
Diluted	58,738	59,252	58,942	59,934
Earnings (loss) per share:
Basic	$(0.35)	$0.45	$0.46	$1.66
Diluted	$(0.35)	$0.44	$0.46	$1.65
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net income (loss)	$(20.2)	$26.2	$27.0	$98.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3.3	0.3	(11.4)	(12.2)
Net gains (losses) on derivatives	(3.2)	0.9	(4.9)	(1.3)
Defined benefit plans, net	—	(1.7)	0.2	(4.6)
Other comprehensive income (loss)	0.1	(0.5)	(16.1)	(18.1)
Comprehensive income (loss)	$(20.1)	$25.7	$10.9	$80.5
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$53.2	$37.5
Accounts receivable, net	267.9	241.0
Inventories, net	306.7	287.1
Income tax receivables	14.6	6.1
Prepaid expenses and other current assets	75.7	74.4
Total current assets	718.1	646.1
Property, plant and equipment, net	962.7	900.1
Right-of-use assets	124.3	110.6
Goodwill	77.1	76.1
Intangible assets, net	21.6	25.5
Investment in equity method affiliates	7.4	5.1
Deferred income tax assets	56.3	30.0
Other assets	28.8	39.9
Total non-current assets	1,278.2	1,187.3
Total assets	$1,996.3	$1,833.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$174.7	$183.7
Current portion of long-term debt and other financial liabilities	293.8	137.0
Accrued liabilities	42.5	41.7
Income taxes payable	12.1	34.2
Other current liabilities	54.8	43.7
Total current liabilities	577.9	440.3
Long-term debt, net	676.7	677.3
Employee benefit plan obligation	62.9	60.4
Deferred income tax liabilities	78.8	66.3
Other liabilities	123.7	110.6
Total non-current liabilities	942.1	914.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,035,579 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 57,720,219 and 57,898,772 shares	85.3	85.3
Treasury stock, at cost, 3,272,040 and 3,093,487	(73.8)	(70.1)
Additional paid-in capital	81.0	85.6
Retained earnings	439.8	417.6
Accumulated other comprehensive loss	(56.0)	(39.9)
Total stockholders' equity	476.3	478.5
Total liabilities and stockholders' equity	$1,996.3	$1,833.4
TY
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows
7

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Cash flows from operating activities:
Net income	$27.0	$98.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	90.0	80.8
Amortization of debt issuance costs	1.1	2.0
Share-based compensation	11.3	8.3
Deferred tax provision	(12.0)	5.5
Foreign currency transactions	(7.4)	3.2
Reclassification of actuarial gain from AOCI	—	(6.7)
Changes in operating assets and liabilities, net:
Trade receivables	(26.2)	98.1
Inventories	(17.6)	(6.3)
Trade payables	(8.2)	(3.8)
Other provisions	2.6	0.2
Income tax liabilities	(29.5)	2.5
Other assets and liabilities, net	(0.3)	(8.7)
Net cash provided by operating activities	30.8	273.7
Cash flows from investing activities:
Acquisition of property, plant and equipment	(135.7)	(111.0)
Net cash used in investing activities	(135.7)	(111.0)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	12.6
Repayments of long-term debt	(2.8)	(2.3)
Payments for debt issue costs	(0.2)	(0.2)
Cash inflows related to current financial liabilities	242.1	103.2
Cash outflows related to current financial liabilities	(98.3)	(215.6)
Dividends paid to shareholders	(3.6)	(3.7)
Repurchase of Common stock	(17.9)	(58.9)
Net cash provided by (used in) financing activities	119.3	(164.9)
Increase (decrease) in cash, cash equivalents and restricted cash	14.4	(2.2)
Cash, cash equivalents and restricted cash at the beginning of the period	40.2	63.4
Effect of exchange rate changes on cash	0.1	(0.6)
Cash, cash equivalents and restricted cash at the end of the period	54.7	60.6
Less restricted cash at the end of the period	1.5	1.5
Cash and cash equivalents at the end of the period	$53.2	$59.1
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2024			57,898,772	$85.3	$(70.1)	$85.6	$417.6	$(39.9)	$478.5
Net income			—	—	—	—	26.7	—	26.7
Other comprehensive loss, net of tax			—	—	—	—	—	(6.8)	(6.8)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(294,000)	—	(6.8)	—	—	—	(6.8)
Share based compensation			—	—	—	3.5	—	—	3.5
Issuance of stock under equity compensation plans			703,161	—	13.4	(15.1)	—	—	(1.7)
Balance at March 31, 2024			58,307,933	85.3	(63.5)	74.0	443.1	(46.7)	492.2
Net income			—	—	—	—	20.5	—	20.5
Other comprehensive loss, net of tax			—	—	—	—	—	(9.4)	(9.4)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Share based compensation			—	—	—	3.0	—	—	3.0
Issuance of stock under equity compensation plans			48,688	—	0.8	(0.8)	—	—	—
Balance at June 30, 2024			58,356,621	$85.3	$(62.7)	$76.2	$461.2	$(56.1)	$503.9
Net loss			—	—	—	—	(20.2)	—	(20.2)
Other comprehensive income, net of tax			—	—	—	—	—	0.1	0.1
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(636,402)	—	(11.1)	—	—	—	(11.1)
Share based compensation			—	—	—	4.8	—	—	4.8
Balance at September 30, 2024			57,720,219	$85.3	$(73.8)	$81.0	$439.8	$(56.0)	$476.3
j

Balance at January 1, 2023			60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4
Net income			—	—	—	—	42.3	—	42.3
Other comprehensive loss, net of tax			—	—	—	—	—	(10.5)	(10.5)
Dividends	$0.02	per share	—	—	—	—	(1.3)	—	(1.3)
Repurchases of Common stock			(1,286,915)	—	(29.3)	—	—	—	(29.3)
Share based compensation			—	—	—	2.1	—	—	2.1
Issuance of stock under equity compensation plans			131,550	—	2.9	(4.6)	—	—	(1.7)
Balance at March 31, 2023			59,416,191	85.3	(35.2)	73.9	360.0	(23.0)	461.0
Net income			—	—	—	—	30.1	—	30.1
Other comprehensive loss, net of tax			—	—	—	—	—	(7.1)	(7.1)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Repurchases of Common stock			(822,595)	—	(20.2)	—	—	—	(20.2)
Share based compensation			—	—	—	2.6	—	—	2.6
Issuance of stock under equity compensation plans			47,250	—	1.4	(1.2)	—	—	0.2
Balance at June 30, 2023			58,640,846	$85.3	$(54.0)	$75.3	$387.7	$(30.1)	$464.2
Net income			—	—	—	—	26.2	—	26.2
Other comprehensive loss, net of tax			—	—	—	—	—	(0.5)	(0.5)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(432,710)	—	(9.4)	—	—	—	(9.4)
Share based compensation			—	—	—	3.6	—	—	3.6
Balance at September 30, 2023			58,208,136	$85.3	$(63.4)	$78.9	$412.7	$(30.6)	$482.9
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
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Accounts receivable	$269.2	$242.2
Expected credit losses	(1.3)	(1.2)
Accounts receivable, net	$267.9	$241.0
Accounts Receivable Factoring Facilities―For the three months ended September 30, 2024 and 2023 the gross amount of receivables sold were $104.7 million and $106.2 million, respectively. For the nine months ended September 30, 2024 and 2023 the gross amount of receivables sold were $323.1 million and $300.4 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net. For the three months ended September 30, 2024 and 2023 the loss on receivables sold was approximately $1.3 million and $1.3 million, respectively. For

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
the nine months ended September 30, 2024 and 2023 the loss on receivables sold was approximately $3.7 million and $3.1 million, respectively.
Note C. Inventories
Inventories, net of reserves, are as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Raw materials, consumables and supplies, net	$120.6	$113.8
Work in process	—	0.2
Finished goods, net	186.1	173.1
Inventories, net	$306.7	$287.1
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.1
Deferred debt issuance costs - Term-Loan	(0.8)	(0.8)
Current portion of China Term-Loan	3.6	—
Other short-term debt and obligations	288.0	134.7
Current portion of long-term debt and other financial liabilities	293.8	137.0
Non-current
Term-Loan	623.9	621.8
Deferred debt issuance costs - Term-Loan	(2.4)	(3.1)
China Term-Loan	55.2	58.6
Long-term debt, net	676.7	677.3
Total	$970.5	$814.3
a.Revolving credit facility
As of September 30, 2024, total capacity under our senior secured revolving credit facility (the “RCF”) and Ancillary facilities is €300 million ($335.9 million). As of September 30, 2024 and December 31, 2023, availability under the RCF and Ancillary facilities is $116.6 million and $221.6 million, respectively.
As of September 30, 2024, borrowings under the RCF were $28.0 million. There were no borrowings under the RCF as of December 31, 2023. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
b.Other Short-Term Debt and Obligations

	September 30, 2024	December 31, 2023
	(In millions)
Revolving Credit Facility	$28.0	$—

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	155.5	88.8
OEC LLC outstanding borrowings	22.8	21.1
OEC Huaibei outstanding borrowings	6.7	—

Brazil Uncommitted Local Lines of Credit (capacity $2.9 million)	—	—
Korea Working Capital Loan (capacity $55.3 million)
Uncommitted	1.9	1.9
Committed	26.8	20.1
China Working Capital Loans	7.0	2.8
Repurchase Agreement	39.3	—

Total of Other Short-term Debt and Obligations	$288.0	$134.7

Supplemental information:
Total ancillary capacity - EUR	€234.0	€214.0
Total ancillary capacity - U.S. Dollars	$262.0	$236.5
Repurchase Agreement—On August 23, 2024, we entered into a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 500 thousand EUA certificates for €35.1 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on June 25, 2025 for €36.5 million. The difference between the consideration received and the amount of consideration to be paid will be recognized as interest expense. At September 30, 2024, the amount outstanding, including accrued interest, was $39.3 million. Due to the short maturity, the carrying value approximates the fair value.
As of September 30, 2024, we are in compliance with our debt covenants.
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
In July 2024 our interest rate swap expired and was not renewed. There were no material transactions recorded as a result of the expiration.
No significant concentration of credit risk existed as of September 30, 2024 or December 31, 2023.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024		December 31, 2023		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$25.6	$197.0	$31.3	Other financial assets (non-current)
Interest rate swaps	—	—	303.9	4.6	Other financial assets (non-current)
Total	$197.0	$25.6	$500.9	$35.9
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

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$626.9	$626.9	$624.9	$617.0
China Term-Loan	58.8	59.1	58.6	57.1
Total	$685.7	$686.0	$683.5	$674.1
The Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.
The carrying amounts of our variable rate debt approximate the fair values due to variable interest rates with short reset periods.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Sep 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2024	2023	2024	2023
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(4.1)	$3.0	$(0.3)	$0.4	Interest and other financial expense, net
Interest rate swaps	—	(1.7)	(0.6)	—	Interest and other financial expense, net
Total	$(4.1)	$1.3	$(0.9)	$0.4

	Effect of Financial Instruments
	Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2024	2023	2024	2023
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(3.3)	$—	$0.5	$1.2	Interest and other financial expense, net
Interest rate swaps	(4.1)	(2.6)	(0.6)	—	Interest and other financial expense, net
Total	$(7.4)	$(2.6)	$(0.1)	$1.2
Cross currency swaps related to our Term-Loans, which mature in September 2028, are designated as cash flow hedges.
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
Net periodic defined benefit pension costs include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Service cost	$0.3	$0.3	$0.8	$0.8
Interest cost	0.7	0.6	1.9	1.9
Amortization of actuarial (gain)	—	(2.2)	—	(6.7)
Net periodic pension cost	$1.0	$(1.3)	$2.7	$(4.0)
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2024	$(55.1)	$16.1	$(0.9)	$(39.9)
Other comprehensive income (loss) before reclassifications	(6.3)	(0.4)	0.2	(6.5)
Income tax effects before reclassifications	(0.1)	0.1	(0.1)	(0.1)
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at March 31, 2024	(61.5)	15.6	(0.8)	(46.7)
Other comprehensive income (loss) before reclassifications	(7.8)	(1.4)	—	(9.2)
Income tax effects before reclassifications	(0.5)	0.5	0.1	0.1
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.2)	—	(0.2)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at June 30, 2024	$(69.8)	$14.4	$(0.7)	$(56.1)
Other comprehensive income (loss) before reclassifications	3.2	(5.7)	—	(2.5)
Income tax effects before reclassifications	0.1	1.7	—	1.8
Amounts reclassified from AOCI	—	(0.9)	—	(0.9)
Income tax effects on reclassifications	—	0.3	—	0.3
Currency translation AOCI	—	1.4	—	1.4
Balance at September 30, 2024	$(66.5)	$11.2	$(0.7)	$(56.0)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2023	$(47.5)	$24.4	$10.6	$(12.5)
Other comprehensive income (loss) before reclassifications	(7.8)	(3.3)	—	(11.1)
Income tax effects before reclassifications	0.5	1.0	—	1.5
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	0.2	0.1	0.3
Balance at March 31, 2023	(54.8)	22.6	9.2	(23.0)
Other comprehensive income (loss) before reclassifications	(5.1)	(0.5)	—	(5.6)
Income tax effects before reclassifications	(0.1)	0.2	—	0.1
Amounts reclassified from AOCI	—	0.4	(2.3)	(1.9)
Income tax effects on reclassifications	—	(0.2)	0.7	0.5
Currency translation AOCI	—	(0.3)	0.1	(0.2)
Balance at June 30, 2023	$(60.0)	$22.2	$7.7	$(30.1)
Other comprehensive income (loss) before reclassifications	0.5	2.3	—	2.8
Income tax effects before reclassifications	(0.2)	(0.7)	—	(0.9)
Amounts reclassified from AOCI	—	0.4	(2.2)	(1.8)
Income tax effects on reclassifications	—	(0.1)	0.7	0.6
Currency translation AOCI	—	(1.0)	(0.2)	(1.2)
Balance at September 30, 2023	$(59.7)	$23.1	$6.0	$(30.6)
Note H. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing Net income (loss) attributable to Orion by the weighted average number of common stock outstanding during the period. Diluted EPS equals Net income (loss) attributable to Orion divided by the weighted average number of common stock outstanding during the period, adjusted for the dilutive effect of our stock–based and other equity compensation awards.
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net income (loss) attributable to ordinary equity holders	$(20.2)	$26.2	$27.0	$98.6
Weighted average number of Common stock (in thousands)	58,191	58,572	58,406	59,284
Basic Earnings (loss) per share	$(0.35)	$0.45	$0.46	$1.66
Dilutive effect of share based payments (in thousands)	547	680	536	650
Weighted average number of diluted Common stock (in thousands)	58,738	59,252	58,942	59,934
Diluted Earnings (loss) per share	$(0.35)	$0.44	$0.46	$1.65
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
The income tax benefit for the three months ended September 30, 2024 was $10.8 million compared to income tax expense of $8.9 million

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
for the three months ended September 30, 2023.
Income tax expense for the nine months ended September 30, 2024 and 2023 was $11.8 million and $45.0 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective income tax rates	34.6%	25.4%	30.8%	31.4%
The change in our effective tax rate for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
The 2024 effective tax rate was further impacted by $18.2 million of tax benefit related to Loss due to misappropriation of assets, net. For further discussion refer to Note J. Commitments and Contingencies in the Condensed Consolidated Financial Statements.
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
We invested approximately $0.3 million (€0.3 million) in shares of AC and $1.9 million (€1.7 million) in a convertible bond. We agreed to contribute an additional $5.6 million (€5.0 million) in convertible bonds to be paid in 10 installments through 2025.
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
Loss due to misappropriation of assets, net—On August 10, 2024, the Company determined that a Company employee, who is not a Named Executive Officer, was the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties. As a result of this incident, we recognized a one-time pre-tax charge of approximately $59.2 million for the unrecovered fraudulently induced wire transfers. The Company has cooperated, and will continue to cooperate, with law enforcement as appropriate and is pursuing recovery of these funds through all legally available means, including potentially available insurance coverage. The incident did not result in any unauthorized access to data or systems maintained by the Company. The business and operations of the Company were not affected. In addition, we incurred $1.5 million of professional fees in connection with our investigations. Together, the amount of $60.7 million is reported in Loss due to misappropriation of assets, net in our Condensed Consolidated Statements of Operations.
We recognized $18.2 million of tax benefit related to Loss due to misappropriation of assets, net.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of September 30, 2024, the Company had guarantees totaling $31.6 million issued by various financial institutions.

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
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results for the three months ended September 30, 2024 and 2023 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2024
Net sales from external customers	$300.9	$162.5	$—	$463.4
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	18.3	12.5	—	30.8
Equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
Interest and other financial expense, net			(15.9)	(15.9)
Adjusted EBITDA	52.9	27.2	—	80.1

2023
Net sales from external customers	$315.8	$150.4	$—	$466.2
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	17.3	10.6	—	27.9
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Interest and other financial expense, net			(12.9)	(12.9)
Reclassification of actuarial gain from AOCI			2.2	2.2
Adjusted EBITDA	51.2	26.1	—	77.3

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the nine months ended September 30, 2024 and 2023:

	Rubber	Specialty	Corporate	Total
	(In millions)
2024
Net sales from external customers	$944.4	$498.9	$—	$1,443.3
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	53.1	36.9	—	90.0
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Interest and other financial expense, net			(40.8)	(40.8)
Adjusted EBITDA	157.4	83.1	—	240.5

2023
Net sales from external customers	$963.8	$461.9	$—	$1,425.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	51.0	29.8	—	80.8
Excluding equity in earnings of affiliated companies, net of tax	0.4	—	—	0.4
Interest and other financial expense, net			(41.6)	(41.6)
Reclassification of actuarial losses from AOCI			6.7	6.7
Adjusted EBITDA	172.4	93.3	—	265.7
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Income (loss) before earnings in affiliated companies and income taxes	$(31.2)	$35.0	$38.3	$143.2
Corporate charges	64.4	3.6	70.9	6.4
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	30.8	27.9	90.0	80.8
Equity in earnings of affiliated companies, net of tax	0.2	0.1	0.5	0.4
Interest and other financial expense, net	15.9	12.9	40.8	41.6
Reclassification of actuarial gain from AOCI	—	(2.2)	—	(6.7)
Adjusted EBITDA	$80.1	$77.3	$240.5	$265.7
Corporate charges include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Loss due to misappropriation of assets, net:
Misappropriation of assets, net	$59.2	$—	$59.2	$—
Professional fees related to misappropriation of assets	$1.5	$—	$1.5	$—
Long term incentive plan	$4.8	$3.6	$11.3	$8.3
Other non-operating	(1.1)	—	(1.1)	(1.9)
Corporate Charges	$64.4	$3.6	$70.9	$6.4

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2024 and 2023 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
These non-GAAP measures include, but are not limited to, Adjusted EBITDA, Net Working Capital and Capital Expenditures.
We define:
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, legal settlement gain, net loss due to assets misappropriation, etc.) plus Earnings in affiliated companies, net of tax.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Delta		2024	2023	Delta
	(In millions, except volume)			%	(In millions, except volume)			%
Volume (in kmt)	225.2	245.2	(20.0)	(8.2)	706.7	706.0	0.7	0.1

Net sales	$463.4	$466.2	$(2.8)	(0.6)	$1,443.3	$1,425.7	$17.6	1.2
Cost of sales	355.9	356.0	(0.1)	—	1,103.8	1,062.0	41.8	3.9
Gross profit	107.5	110.2	(2.7)	(2.5)	339.5	363.7	(24.2)	(6.7)
Selling, general and administrative expenses	57.9	55.6	2.3	4.1	179.7	168.3	11.4	6.8
Research and development costs	7.0	6.2	0.8	12.9	20.1	18.3	1.8	9.8
Loss due to misappropriation of assets, net	60.7	—	60.7	N/A	60.7	—	60.7	N/A
Other income, net	(2.8)	2.7	(5.5)	(203.7)	(0.1)	(1.0)	0.9	(90.0)
Income (loss) from operations	(15.3)	45.7	(61.0)	(133.5)	79.1	178.1	(99.0)	(55.6)
Interest and other financial expense, net	15.9	12.9	3.0	23.3	40.8	41.6	(0.8)	(1.9)
Reclassification of actuarial gain from AOCI	—	(2.2)	2.2	(100.0)	—	(6.7)	6.7	(100.0)
Income (loss) before earnings in affiliated companies and income taxes	(31.2)	35.0	(66.2)	(189.1)	38.3	143.2	(104.9)	(73.3)
Income tax expense (benefit)	(10.8)	8.9	(19.7)	(221.3)	11.8	45.0	(33.2)	(73.8)
Earnings in affiliated companies, net of tax	0.2	0.1	0.1	100.0	0.5	0.4	0.1	25.0
Net income (loss)	(20.2)	26.2	(46.4)	(177.1)	27.0	98.6	(71.6)	(72.6)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3.3	0.3	3.0	1,000.0	(11.4)	(12.2)	0.8	(6.6)
Net gains (losses) on derivatives	(3.2)	0.9	(4.1)	(455.6)	(4.9)	(1.3)	(3.6)	276.9
Defined benefit plans, net	—	(1.7)	1.7	(100.0)	0.2	(4.6)	4.8	(104.3)
Total other comprehensive (loss) income, net of tax	0.1	(0.5)	0.6	(120.0)	(16.1)	(18.1)	2.0	(11.0)
Comprehensive income (loss)	$(20.1)	$25.7	$(45.8)	(178.2)	$10.9	$80.5	$(69.6)	(86.5)

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following table presents reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Delta		2024	2023	Delta
	(In millions)			%	(In millions)			%
Net income (loss)	$(20.2)	$26.2	$(46.4)	(177.1)	$27.0	$98.6	$(71.6)	(72.6)
Add back Income tax (benefit) expense	(10.8)	8.9	(19.7)	(221.3)	11.8	45.0	(33.2)	(73.8)
Add back Equity in earnings of affiliated companies, net of tax	(0.2)	(0.1)	(0.1)	100.0	(0.5)	(0.4)	(0.1)	25.0
Income (loss) before earnings in affiliated companies and income taxes	(31.2)	35.0	(66.2)	(189.1)	38.3	143.2	(104.9)	(73.3)
Add back Interest and other financial expense, net	15.9	12.9	3.0	23.3	40.8	41.6	(0.8)	(1.9)
Add back Reclassification of actuarial gain from AOCI	—	(2.2)	2.2	(100.0)	—	(6.7)	6.7	(100.0)
Income (loss) from operations	(15.3)	45.7	(61.0)	(133.5)	79.1	178.1	(99.0)	(55.6)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	30.8	27.9	2.9	10.4	90.0	80.8	9.2	11.4
EBITDA	15.5	73.6	(58.1)	(78.9)	169.1	258.9	(89.8)	(34.7)
Equity in earnings of affiliated companies, net of tax	0.2	0.1	0.1	100.0	0.5	0.4	0.1	25.0
Loss due to misappropriation of assets, net:
Misappropriation of assets, net	59.2	—	59.2	—	59.2	—	59.2	—
Professional fees related to misappropriation of assets	1.5	—	1.5	—	1.5	—	1.5	—
Long term incentive plan	4.8	3.6	1.2	33.3	11.3	8.3	3.0	36.1
Other adjustments	(1.1)	—	(1.1)	—	(1.1)	(1.9)	0.8	(42.1)
Adjusted EBITDA	$80.1	$77.3	$2.8	3.6	$240.5	$265.7	$(25.2)	(9.5)
Adjusted EBITDA Specialty Carbon Black	$27.2	$26.1	$1.1	4.2	$83.1	$93.3	$(10.2)	(10.9)
Adjusted EBITDA Rubber Carbon Black	$52.9	$51.2	$1.7	3.3	$157.4	$172.4	$(15.0)	(8.7)
Operating Results Discussion
For the three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Volume for the three months ended September 30, 2024 decreased in aggregate by 20.0 kmt to 225.2 kmt, year over year, due to lower volume in the Americas and Asia Pacific (“APAC”) regions, those were partially offset by higher volumes in Europe, the Middle East, and African region.
Net sales for the three months ended September 30, 2024 decreased by $2.8 million, or 0.6%, to $463.4 million, year over year, primarily driven by lower volume, partially offset by the favorable pass-through effect of oil prices.
Cost of sales
Cost of sales for the three months ended September 30, 2024 decreased by $0.1 million year over year.
Gross profit
Gross profit for the three months ended September 30, 2024 decreased by $2.7 million, or 2.5%, to $107.5 million, year over year. The decrease was driven primarily by higher fixed costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 increased by $2.3 million, or 4.1% to $57.9 million, year over year, driven by higher personnel costs.
Loss due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $59.2 million. In addition, we incurred $1.5 million of professional

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
fees in connection with our investigations. For more information, refer to Note J. Commitments and Contingencies to the Condensed Consolidated Financial Statements.
Provision for income taxes
For the three months ended September 30, 2024, the Company recognized Loss before earnings in affiliated companies and income taxes of $31.2 million, compared to Income before earnings in affiliated companies and income taxes of $35.0 million for the three months ended September 30, 2023.
The income tax benefit for the three months ended September 30, 2024 was $10.8 million compared to income tax expense of $8.9 million for the three months ended September 30, 2023.
The effective tax rate for the three months ended September 30, 2024, and 2023 was 34.6% and 25.4%, respectively. The increase in effective tax rate for three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
The 2024 effective tax rate was impacted by $18.2 million of tax benefit related to Loss due to misappropriation of assets, net. For further discussion refer to Note J. Commitments and Contingencies to the Condensed Consolidated Financial Statements.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA increased in the third quarter of 2024 by $2.8 million, or 3.6%, to $80.1 million, year over year.
The increase was driven by favorable pricing, partially offset by higher fixed costs and lower cogeneration.
Comprehensive Income
Comprehensive income (loss) decreased in the third quarter of 2024 by $45.8 million to $20.1 million, year over year. The components of Comprehensive income (loss) are discussed below:
Net income (loss) decreased by $46.4 million in the third quarter of 2024 compared to the third quarter of 2023.
The activities from the components of Other Comprehensive income are discussed below:
•$3.0 million of net favorable impact due to change in foreign currency translation adjustments and
•$1.7 million of net favorable impact related to changes in defined pension and other post-retirement benefits, partially offset by,
•$4.1 million of net unfavorable impact related to financial derivative instruments primarily driven by net periodic changes in cross currency swaps.
For the nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Volume increased marginally by 0.7 kmt to 706.7 kmt compared to the nine months ended September 30, 2023, primarily due to higher Specialty Carbon Black segment volume, partially offset by lower Rubber Carbon Black segment volume.
Net sales increased by $17.6 million, or 1.2%, in the nine months ended September 30, 2024 to $1,443.3 million, year over year, primarily driven by broad-based recovery in Specialty Carbon Black segment across all regions and Rubber Carbon Black price improvements, partially offset by unfavorable foreign currency translation impact and lower Rubber Carbon Black segment volume.
Cost of sales
Cost of sales increased by $41.8 million, or 3.9%, to $1,103.8 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to higher Specialty Carbon Black segment volume, its associated costs and higher fixed costs.
Gross profit
Gross profit decreased by $24.2 million, or 6.7%, to $339.5 million, year over year. The decrease was primarily driven by higher fixed costs, unfavorable impact from pass-through of raw material costs and lower cogeneration.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $11.4 million, or 6.8%, to $179.7 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by higher freight and personnel costs.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Loss due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $59.2 million. In addition, we incurred $1.5 million of professional fees in connection with our investigations. For more information, refer to Note J. Commitments and Contingencies to the Condensed Consolidated Financial Statements.
Provision for income taxes
For the nine months ended September 30, 2024, the Company recognized Income before earnings in affiliated companies and income taxes of $38.3 million, compared to $143.2 million in the nine months ended September 30, 2023.
The provision for income taxes was an expense of $11.8 million and $45.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The effective tax rate for the nine months ended September 30, 2024, was 30.8%, as compared to 31.4% for the nine months ended September 30, 2023. The decrease in our effective tax rate for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
The 2024 effective tax rate was impacted by $18.2 million of tax benefit related to Loss due to misappropriation of assets, net. For further discussion refer to Note J. Commitments and Contingencies to the Condensed Consolidated Financial Statements.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $25.2 million, or 9.5%, from $265.7 million in the nine months ended September 30, 2023 to $240.5 million in the nine months ended September 30, 2024. The decrease was primarily due to higher fixed costs, lower Rubber Carbon Black segment volume and lower cogeneration. Those were partially offset by higher volume in Specialty Carbon Black segment.
Comprehensive Income
Comprehensive income decreased by $69.6 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Net income decreased by $71.6 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
The activities from the components of Other Comprehensive income are discussed below:
•$0.8 million of net favorable impact due to foreign currency translation adjustments and
•$4.8 million of net favorable changes related to defined pension and other post-retirement benefits, partially offset by
•$3.6 million of net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Delta		2024	2023	Delta
				%	(In millions, except volume)			%
Specialty Carbon Black
Net sales	$162.5	$150.4	$12.1	8.0	$498.9	$461.9	$37.0	8.0
Cost of sales	125.9	111.8	14.1	12.6	381.1	328.6	52.5	16.0
Gross profit	$36.6	$38.6	$(2.0)	(5.2)	$117.8	$133.3	$(15.5)	(11.6)
Volume (kmt)	59.7	59.9	(0.2)	(0.3)	185.9	166.5	19.4	11.7
Adjusted EBITDA	$27.2	$26.1	$1.1	4.2	$83.1	$93.3	$(10.2)	(10.9)

Rubber Carbon Black
Net sales	$300.9	$315.8	$(14.9)	(4.7)	$944.4	$963.8	$(19.4)	(2.0)
Cost of sales	230.0	244.2	(14.2)	(5.8)	722.7	733.4	(10.7)	(1.5)
Gross profit	$70.9	$71.6	$(0.7)	(1.0)	$221.7	$230.4	$(8.7)	(3.8)
Volume (kmt)	165.5	185.3	(19.8)	(10.7)	520.8	539.5	(18.7)	(3.5)
Adjusted EBITDA	$52.9	$51.2	$1.7	3.3	$157.4	$172.4	$(15.0)	(8.7)
Specialty Carbon Black
Volume decreased marginally by 0.2 kmt, or 0.3%, year over year, to 59.7 kmt for the three months ended September 30, 2024.
Volume increased by 19.4 kmt, or 11.7% year over year, to 185.9 kmt for the nine months ended September 30, 2024, primarily due to demand recovery across all regions and end markets.
Net sales increased by $12.1 million, or 8.0%, year over year, to $162.5 million for the three months ended September 30, 2024, primarily due to improved product mix in key applications, partially offset by lower volume.
Net sales increased by $37.0 million, or 8.0%, year over year, to $498.9 million for the nine months ended September 30, 2024, primarily due to higher volume across all regions.
Gross profit decreased by $2.0 million, or 5.2%, year over year, to $36.6 million for the three months ended September 30, 2024, primarily driven by lower cogeneration and higher fixed costs.
Gross profit decreased by $15.5 million, or 11.6%, year over year, to $117.8 million for the nine months ended September 30, 2024, primarily driven by higher fixed costs and lower cogeneration, partially offset by higher volume.
Adjusted EBITDA for the three months ended September 30, 2024 increased by $1.1 million, or 4.2%, year over year, to $27.2 million. The increase was primarily due to improved product mix in key applications, partially offset by higher fixed cost and lower cogeneration.
Adjusted EBITDA for the nine months ended September 30, 2024 decreased by $10.2 million, or 10.9%, year over year, to $83.1 million. The decrease was primarily due to higher fixed costs and lower cogeneration. Those were partially offset by higher volume.
Rubber Carbon Black
Volume decreased by 19.8 kmt, or 10.7%, year over year, to 165.5 kmt, and decreased by 18.7 kmt, or 3.5%, year over year, to 520.8 kmt, for the three and nine months ended September 30, 2024, respectively, primarily due to lower demand in the Americas and APAC regions.
Net sales decreased by $14.9 million, or 4.7%, year over year, to $300.9 million, and decreased by $19.4 million, or 2.0%, year over year, to $944.4 million for the three and nine months ended September 30, 2024, respectively, primarily due to lower volume, partially offset by favorable price.
Gross profit for the three and nine months ended September 30, 2024 decreased by $0.7 million, or 1.0%, year over year, to $70.9 million and decreased by $8.7 million, or 3.8%, year over year, to $221.7 million, respectively. The decrease was primarily due to lower volume and cogeneration, partially offset by favorable price.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Adjusted EBITDA increased by $1.7 million, or 3.3%, year over year, to $52.9 million for the three months ended September 30, 2024, driven primarily by favorable price, partially offset by lower volume.
Adjusted EBITDA decreased by $15.0 million, or 8.7%, to $157.4 million and nine months ended September 30, 2024 driven primarily by lower demand in Americas and APAC regions, lower cogeneration and higher fixed costs. Those were partially offset by favorable price.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
	(In millions, except volume)
Net cash provided by operating activities	$30.8	$273.7
Net cash used in investing activities	(135.7)	(111.0)
Net cash provided by (used in) financing activities	119.3	(164.9)
2024
Net cash provided by operating activities during the nine months ended September 30, 2024 was $30.8 million. The cash provided by operating activities primarily reflects changes in working capital, $59.2 million Loss due to misappropriation of assets, net and professional fees of $1.5 million. Change in working capital includes $323.1 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities in the nine months ended September 30, 2024 amounted to $135.7 million. The expenditures were primarily related to safety, maintenance and growth investments.
Net cash provided by financing activities during the nine months ended September 30, 2024 amounted to $119.3 million. These inflows primarily consisted of $68.7 million related to other short-term debt borrowings and $75.1 million, net borrowings under our ancillary credit facilities. Those were partially offset by scheduled debt repayments, dividend distributions and stock buybacks.
2023
Net cash provided by operating activities for the nine months ended September 30, 2023, amounted to $273.7 million. The cash provided by operating activities primarily reflects changes in working capital and higher Net income. Change in working capital includes $300.4 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities for the nine months ended September 30, 2023, amounted to $111.0 million. These expenditures were composed of a combination of safety, maintenance-related and growth investments, as well as $26.5 million of expenditures associated with our, now completed, installation of emissions reduction technology to meet EPA requirements in the U.S.
Net cash used in financing activities for the nine months ended September 30, 2023, amounted to $164.9 million. These outflows primarily consisted of $88.7 million related to the reduction of other short-term debt, $58.9 million for repurchase of common stock under the Stock Repurchase Program and $23.7 million, net related to repayment of our ancillary credit facilities.
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
During the third quarter of 2024, we were target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $59.2 million. The business and operations of the Company were not affected. However, our Net leverage was negatively impacted.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
As of September 30, 2024, the company had total liquidity of $209.4 million, including cash and equivalents of $53.2 million, $116.6 million availability under our revolving credit facility, including ancillary lines, and $39.6 million of capacity under other available credit lines.
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

	September 30, 2024	December 31, 2023
	(In millions, except volume)
Accounts receivable, net	$267.9	$241.0
Inventories, net	306.7	287.1
Accounts payable	(174.7)	(183.7)
Net working capital	$399.9	$344.4
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
Our Net working capital increased from $344.4 million as of December 31, 2023, to $399.9 million as of September 30, 2024. The primary working capital change drivers, year over year, were as follows:
•Inventories, net—Increase in production to meet forecasted demand resulted in increased raw material and finished goods inventory; and
•Accounts receivable, net—This increase was primarily driven by higher sales, partially offset by factoring of certain accounts receivables. Refer Note B. Accounts Receivable for discussion.
Those increases were partially offset by:
•Accounts payable—Decrease in accounts payable was primarily due to timing of payments, partially offset by higher production.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements.

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
•our expectation that the markets we serve will continue to demand our products;
•our internal controls over financial reporting, including the remediation of a material weakness; and
•loss due to misappropriation of assets and potential recoveries of such loss.
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

Orion S.A.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended September 30, 2024 does not differ materially from “Item 7A” in our Annual Report in Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. To make that assertion our Audit Committee of the Board of Directors engaged a third-party to perform an investigation into the matter described below to identify the nature, timing and extent of the matter.

Orion S.A.
Other than as reported in this Item 4, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness in Internal Control over Financial Reporting
We determined a material weakness exists over our control over manual wire transfers. Specifically, although we believe our internal controls, as designed, were adequate to prevent or detect unauthorized wire transfers, the control did not operate effectively to safeguard the Company’s assets.
Remediation of Material Weakness in Internal Controls
To address the identified material weakness, management implemented the following remedial measures:
•In the third quarter of 2024, we:
▪implemented additional processes and controls over the cash disbursement process, and
▪enhanced management’s quarterly sub-certifications related to the cash disbursement process and increasing the certifiers’ awareness of its financial reporting implications.
•In the future, we:
•are improving our training of employees on appropriate cash disbursement practices and procedures, and
•will continue to promote ethical conduct, timely escalation of concerns and communication with employees.
We will continue to assess whether additional control enhancements are necessary. We are actively working to implement effective internal control over financial reporting, which includes implementing these steps to remediate the material weakness. We believe these actions will effectively remediate our internal control over financial reporting and enhance our disclosure controls and procedures. The reliability of internal control processes requires repeatable execution and the identified material weakness will be considered fully remediated when these internal control enhancements have been in operation for a sufficient period of time for our management to conclude that the material weakness has been successfully remediated. However, such remediation is not guaranteed, and we cannot provide any assurance that our internal control over financial reporting will be effective as a result of these efforts.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On May 5, 2023, our Board of Directors approved stock repurchase program with authorization to management to purchase up to approximately 6.9 million shares of our outstanding common stock from time to time through open market purchases or privately negotiated transactions or other transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 and or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, at any time through June 2027 (“6.9 million of Common Stock Repurchase Program”).
The maximum number of shares of our common stock that may yet be purchased under the program is not necessarily an indication of the number of shares that will ultimately be purchased. The authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of common stock.

Period	Total number of shares of Common stock purchased	Average price paid per stock	Total number of shares of Common stock purchased as part of publicly announced plans	Maximum number of shares of Common stock yet be purchased as part of publicly announced plans
6.9 million of Common Stock Repurchase Program
July 1 — 31, 2024	—	$—	—	6,021,277
August 1 — 31, 2024	403,552	17.81	403,552	5,617,725
September 1 — 30, 2024	232,850	16.90	232,850	5,384,875
Repurchased in 2024 third quarter	636,402		636,402	5,384,875
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

ORION S.A.

November 7, 2024	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer