Form 10-K
period 2024-12-31
Orion S.A.
filed 2025-02-20
CIK 1609804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐
Indicate by check mark whether the registrant has electronically submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                 Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No x
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $21.92, was approximately $1.28 billion.
The registrant had outstanding 56,654,098 shares of common stock as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2025 Proxy Statement, in connection with the Company’s 2025 Annual Meeting of Shareholders (in Part III), as indicated herein.

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
•our internal controls over financial reporting; and
•loss due to misappropriation of assets and potential recoveries of such loss.
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
•the operational risks inherent in chemicals manufacturing, including but not limited to disruptions due to technical difficulties, severe weather conditions or natural disasters;
•our dependence on major customers and suppliers;
•our ability to compete in the industries and markets in which we operate;
•our ability to successfully develop new products and technologies;
•our ability to effectively implement our business strategies;
•the volatility of costs, quality and availability of raw materials and energy;
•our ability to realize benefits from investments, joint ventures, acquisitions or alliances;
•our ability to realize benefits from planned plant capacity expansions and planned and current site development projects;
•any information technology systems failures, network disruptions and breaches of data security;
•our exposure to political or country risks inherent in doing business globally;
•rapidly changing geopolitical environment, conflicts, growing tension between U.S. and other countries, and/or any other escalations may impact energy costs, raw material availability or other economic disruptions;
•our ability to comply with complex environmental, health and safety laws and regulations, and current and any possible future investigations and enforcement actions by governmental, supranational agencies or other organizations;
•environmental, social and governance matters, including regulations requiring a reduction of greenhouse gas emissions or that impose additional taxes or fees on emissions as well as increased awareness and adverse publicity about potential impacts on climate change by us;
                        i

Orion S.A.
•development regulation of carbon black as a nano-scale material;
•our operations as a company in the chemical sector, including the related risks of leaks, fires and toxic releases as well as other accidents;
•any changes in European Union regulations or similar international regulations on chemical carbon that will affect our ability to market and sell our products;
•any market or regulatory changes that may affect our ability to sell or otherwise benefit from co-generated energy;
•any litigation or legal proceedings, including product liability, environmental or asbestos related claims;
•our ability to protect our intellectual property rights and know-how;
•risks associated with our financial leverage;
•restrictive effects of the covenants in our debt instruments;
•any deterioration in our financial position or downgrade of our ratings by credit rating agencies;
•any fluctuations in foreign currency exchange or interest rates;
•the availability and efficiency of hedging;
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
•the ability to pay dividends on our common stock at historical rates or at all;
•the difference between our stockholders’ rights and rights of stockholders of a U.S. corporation;
•the potential difficulty in obtaining or enforcing judgments or bringing legal actions against Orion S.A. (a Luxembourg incorporated entity) in the U.S. or elsewhere outside Luxembourg;
•the difference between Luxembourg & European insolvency and bankruptcy laws from U.S. insolvency laws;
•our relationships with our workforce, including negotiations with labor unions, strikes and work stoppages;
•our ability to recruit or retain key management and personnel;
•any disruptive changes in international and local economic conditions, dislocations in credit and capital markets and inflation or deflation; and
•our ability to generate the funds required to service our debt and finance our operations.
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
                        ii

Orion S.A
PART I
Item 1. Business
Overview
Orion S.A. (“Orion”, “Company”, “we” or “our”), is a Luxembourg joint stock corporation (société anonyme or S.A.), incorporated in 2014 as a Luxembourg limited liability company (société à responsabilité limitée). Our registered office is located at 6, Route de Trèves, L-2633 Senningerberg (Municipality of Niederanven), Grand Duchy of Luxembourg. Our principal executive office is located in Spring, Texas, U.S.
We are a leading global manufacturer of carbon black products. Carbon black is a powdered form of carbon that is used to create a variety of desired physical, electrical and optical qualities of various materials. Carbon black products are primarily used as additives for the production of polymers, batteries, printing inks and coatings (“Specialty Carbon Black” or “Specialty”) and in the reinforcement of tires and other rubber applications (“Rubber Carbon Black” or “Rubber”). Our core competencies include the ability to engineer the physical properties of carbon black to meet the functional needs of our customers. The Company is one of the largest global producers of Specialty and Rubber Carbon Black.
We currently operate 14 wholly owned production facilities, excluding the under-construction facility at La Porte, Texas, in Europe, North and South America, South Africa, and Asia, and one jointly-owned production facility at Dortmund, Germany. In addition to our headquarters in Luxembourg, we have our principal executive office in Spring, Texas (U.S.), as well as offices in Frankfurt (Germany), Cologne (Germany), Shanghai (China), Seoul (South Korea), Tokyo (Japan), Sao Paolo (Brazil) and other locations. Our principal research and development (“R&D”) center is located in Cologne (Germany). We also have laboratories to support our customers in Carlstadt, New Jersey (U.S.), Shanghai (China) and Yeosu (South Korea).
We are a premium supplier of carbon black generating long-term benefits for stakeholders while remaining committed to responsible business practices with a focus on team culture, reliability, quality and sustainability.
Our business is organized into two reportable segments: Specialty Carbon Black and Rubber Carbon Black. Our business segments are discussed in more detail later in this section.
Our internet address is www.orioncarbons.com. We make available, free of charge on or through our website, our current Annual Reports in Form 10-K, Quarterly Reports in Form 10-Q, reports in Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). Information appearing on our website is not a part of, and is not incorporated in, this Annual Report in Form 10-K.
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
We have several post-treated Specialty Carbon Black grades for coatings and printing applications, as well as several high purity carbon black grades for the fiber industry and conductive carbon black grades for batteries, polymers and coatings. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties and provide formulation flexibility through surface treatment. These specialty carbon products are used in a wide variety of applications, such as coatings, inks, plastics, adhesives, toners and batteries.
a.Products
i.Carbon Black for Coatings—We offer a broad range of Specialty Carbon Black products for coatings, which includes products used for pigmentation and protection (e.g., automotive base coats and architectural coatings), for conductivity and for tinting, as well as for paints and for light tinting in transparent coatings (e.g., metallic effects and wood glazing). The diversity of our manufacturing processes allows for the creation of a wide range of Specialty Carbon Black grades with different structures and chemical properties, thereby allowing our products to impart unique characteristics to our customers’ products.
ii.Carbon Black for Polymers—We offer Specialty Carbon Black for polymers in a diverse range of end markets, including pipe (e.g., gas, oil, municipal water, sewage), construction, energy distribution (e.g., power cables), automotive, agriculture and

Orion S.A.
consumer packaging. Certain products within this portfolio provide UV protection against polymer degradation for material such as pipe used for potable water, injection molding, agriculture films and cables. Other products include standard- to high-performance grades designed and modified to provide electrical conductivity, antistatic and reinforcing properties to many different polymer applications, including high-voltage cables, film and high-pressure pipes.
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
iv.Carbon Black for Batteries—We offer conductive additives for lithium-ion batteries for electric vehicles, energy storage and consumer applications. They can be used both in the cathode and anode. We also offer conductive additives for lead-acid batteries, supercapacitors and dry cell batteries. Our products, which are manufactured in different production processes, are differentiated by high purity, high conductivity, low moisture and easy dispersion, enhancing the performance, lifetime and safety of batteries.
b.Competition
We are one of the largest global producers of Specialty Carbon Black. There are two other large global producers of Specialty Carbon Black. Besides that, there are regional Specialty Carbon Black producers, as well as technology specialists such as acetylene black producers. Orion differentiates by offering the broadest process technology portfolio and Specialty product portfolio to its customers.
Rubber Carbon Black
Our Rubber Carbon Black products are used in tires and mechanical rubber goods (“MRG”). Rubber Carbon Black are used to enhance the physical properties of the systems and applications in which they are incorporated. Rubber Carbon Black have traditionally been used in the tire industry as a rubber reinforcing agent to increase tread durability and are also used as a performance additive to reduce rolling resistance and improve traction. In MRG, such as hoses, belts, extruded profiles and molded goods, Rubber Carbon Black is used to improve the physical performance of the product, including the product’s physical strength, fluid resistance, conductivity and resistivity.
a.Products
i.Carbon Black for Tires—We offer a broad range of carbon black products for tires, which includes high-reinforcing grades and semi-reinforcing grades. Fine particle reinforcing grade carbon black is used mostly in the tread of tires. Other reinforcing grade carbon black is also used in different components of the tire carcass. In addition to standardized grades, we produce advanced grades tailored to meet specific customer performance requirements, such as ECORAX® grades designed to lower rolling resistance and high-performance grades for truck tires and high- and ultra-high-performance passenger car tires.
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
Raw Materials
The principal raw material used in the manufacture of carbon black is carbon black oil composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars and the production of ethylene throughout the world. The majority of our carbon black oil supply is covered by short and long-term contracts with a wide variety of suppliers. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs. Some carbon black grades are also produced from acetylene gas, an off-gas received from other chemical producers. Changes in our raw material supplier’s operating conditions and demand for their products could reduce the availability of such specialized feedstocks.
Seasonality
Our business is generally not seasonal in nature, although our results of operations are generally weaker in the last three months of the calendar year.
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
We maintain product applications and process development centers in Europe, Asia and the Americas. Our Innovation Group is divided into applications technology and process development teams, which cover both Specialty Carbon Black and Rubber Carbon Black. The applications technology team works closely with our major clients to develop innovative products and expand the applications range for carbon black products. The process development team works closely with our manufacturing and procurement teams to improve production processes, product quality and cost structure and advance the use of bio-circular feedstocks.
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
•Intellectual Property—We consider intellectual property development and management as a strategic competitive advantage. We initiate and maintain patents and trademarks, with varying expiration dates, on a number of our products and processes. We sell our products under a variety of patents and trademarks we own, and we take reasonable measures to protect them.
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
Human Capital
We are a group of individuals who share one common passion: carbon black. Our success depends on attracting, recruiting, training and developing a talented global workforce. We believe people are at the heart of our business and work to advance a positive work culture. We strive to be an optimal employer for our employees, as well as a valued partner to our communities. We engage with our employees to provide a challenging, and dynamic work environment that supports each individual professional development, positive work environment, and long-term health and wellness. We are committed to promoting a workplace of belonging where our employees are informed, engaged and enabled to do their best work and be their best selves. We are also committed to providing our employees with opportunities for learning and personal growth in an environment where creativity and innovation are encouraged.
Aligning employee engagement and enablement remains a key component for the continued success of Orion. We have built a value system around a foundation of appreciating our employees through trust, respect and development. To ensure our employees are both motivated to do their work and equipped with the right tools and training to be successful, we start with listening. We regularly use employee surveys and feedback sessions to help ensure all the voices of our employees are heard. We continue to use the feedback to prioritize our human capital strategy and continue to upgrade our talent management programs, focusing on specific actions to improve learning and to promote employee development and career growth. Our talent programs are made up of several components:
•formal learning programs to equip employees with the leadership, technical and functional skills required for their current and future roles;
•on-the-job training through assignments that provide new roles and projects;
•formal and informal mentoring programs;
•succession planning;
•empowerment groups;
•formal and informal performance reviews with line managers and others; and
•individual development plans.
Orion is made up of approximately 1,658 employees with four innovation centers and 14 wholly owned plants excluding the under-construction facility at La Porte, Texas. The company’s corporate lineage goes back more than 160 years to Germany, where it operates the world’s longest-running carbon black plant. Orion is a leading innovator, applying a deep understanding of customers’ needs to deliver sustainable solutions, offering the most diverse variety of production processes in the industry.
We strive to create a welcoming environment where everyone can belong, grow and thrive. We place a premium on the freedom for our employees to be their authentic selves and offer an equal chance to bring different skills, backgrounds and experiences to work. To realize our commitments, we strive to:

Orion S.A.
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
A focus on promoting from within has led to continued increases in internal fill rates for open positions and the involvement of business leaders across the organization in talent and succession planning reviews to assess employees on performance and future potential. These talent reviews continue to identify high potential employees, build bench strength, increase retention and help us identify our future leaders and innovators. These reviews also allow us to identify gaps in our organization and the actions needed to fill those gaps.
We uphold the freedom of association and fully recognize the right of collective bargaining. Certain of our employees are represented through unions and works councils. We value exchanging information and views with the local unions and works councils with the view to finding solutions to our common issues and ensuring success for both our employees and the Company.
Labor Relations
Our employees are represented by labor unions, industry groups and works councils in accordance with local law and practices. Membership in employee labor unions varies in accordance with the business area, local practice and country. We have entered into collective bargaining agreements with employee labor unions either directly or as members of industry-wide unions or employer organizations. Approximately 66% of our employees are covered by such agreements. These agreements typically govern, among other things, terms and conditions of employment and reflect the prevailing practices in each country. We believe we have stable relations with our employees, and voluntary turnover is low.
Environmental, Health and Safety Matters
Protection of people and the environment, fair treatment of our partners and a clear alignment to our customers’ needs are essential components of our activities. We strive not only to comply with all applicable laws and voluntary obligations, but to continuously improve our performance and management systems. Our integrated global management system with established standards and processes is based on the principles of the Responsible Care 14001 for Environmental, Health, Safety and Security Management System, International Organization for Standardization’s (“ISO”) 9001 Quality Management System, ISO 14001 Environmental Management Systems and ISO 45001 Safety Management Systems. All of our operating sites are third-party certified to ISO 14001 and ISO 9001 standards. Our global management system outlines our processes and procedures practiced in relation to environmental protection, occupational safety, industrial hygiene, security and quality management as well as sustainable compliance and product stewardship.
Our annual sustainability report is accessible on our webpage: www.orioncarbons.com. Our sustainability report is not incorporated by reference into this Annual Report in Form 10-K.
Our operations involve the use, processing, handling, storage and transportation of materials that are subject to international, national and local environmental and safety laws and regulations. All our production facilities require operating permits. We believe that our operations are currently in substantial compliance with all applicable environmental, health, safety and security laws and regulations. Our management systems and practices are designed to ensure compliance with laws and regulations, and increasingly stringent regulation may require us to make additional unforeseen environmental, health and safety expenditures.
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
The primary air pollutants of concern include sulfur dioxide (“SO2”), nitrogen oxides (“NOx”) and particulates. In order to maintain compliance with emission requirements in certain jurisdictions, we utilize various de-NOx and desulfurization processes, as well as controlling sulfur levels in our feedstocks as needed. We control the particulate matter by using bag filter technology and following best management practices.
In the European Union (“EU”), we are subject to the EU Directive No. 2010/75/EU amended by 2024/1785 Directive on industrial emissions (“IED Directive”), which regulates pollution from industrial activities and includes rules aiming to reduce emissions into air, water and land and to prevent the generation of waste. In addition to the IED Directive and its implementation, European jurisdictions in which we operate may provide for further regulations regarding emission reduction and safety technology standards that apply to our facilities (for example, the German Emissions Control Act). In 2024, the EU Commission revised the EU measures addressing pollution from large industrial installations, as it was announced in the European Green Deal. The aims of the revision were to progress towards the

Orion S.A.
EU’s zero pollution ambition for a toxic-free environment and to support climate, energy and circular economy policies. This included the revision of the IED Directive that was issued and implemented in 2024.
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
Greenhouse Gas Regulation and Emissions Trading—Our facilities emit significant volumes of CO2. In the EU, all of our production facilities (except for our manufacturing site in France) are subject to the European Emission Trading System (“EU ETS”) for CO2 emissions. Industrial sites to which the EU ETS applies receive a certain volume of allowances in metric tons to emit greenhouse gases (“GHG”) and must surrender allowances in equivalent volume for each metric ton of greenhouse gas (“GHG”) emitted. Carbon black production is currently listed on the carbon leakage list, which allows receiving a certain quantity of needed emission allowances free of charge. From January 1, 2021, the EU ETS has stepped into its Phase 4 period running until 2030. However, as part of the EU Green Deal the EU has adopted a climate law enshrining its new climate targets of at least a 55% reduction in GHG emissions by 2030 compared to 1990 levels and net zero by 2050. The European Commission published its first part of the “Fit for 55” package in July 2021 to enable the EU to meet those targets. The actual EU ETS is expected to be subject to regular reviews and possible changes in order to ensure the way to achieve those climate reduction targets. These regular reviews are resulting in reduction of free emission certificates allocated to industrial installations in order to engage them meeting the reduction targets and being carbon neutral.
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
In particular, the German Federal Act on Soil Protection requires the prevention of soil contamination by taking adequate precautions. In the United States, our facilities are subject to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and similar state laws. CERCLA establishes liability for parties, including current and former site owners and operators, generators, and transporters, in connection with releases of hazardous substances. Under CERCLA, we may be subject to liability without regard to fault or the lawfulness of the disposal or other activity. RCRA is the principal federal statute regulating the generation, treatment, storage and disposal of hazardous and other wastes. RCRA and state-level hazardous waste regulations impose detailed operating, inspection, training and response standards and requirements for permitting, closure, remediation,

Orion S.A.
financial responsibility, record keeping and reporting. Our sites have areas currently and formerly used as landfills that are subject to regulation under RCRA, and certain of our facilities have been investigated and remediated under RCRA. These laws and regulations may also expose us to liability for acts that were in compliance with applicable laws at the time we performed those acts. We could incur significant costs in connection with investigation and remediation activities or claims asserted at current or former facilities or third-party sites.
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
Health, Safety and Security—The health, safety and security of our employees and customers is one of our highest priorities. We strive to continually improve and attain the top performance on occupational injury and illness rates as compared to the chemical industry. New employees and contractors working and visitors on site are given environmental, health, safety and security (“EHSS”) training, and we keep track of EHSS concerns and issues from our employees. Employees are required to report incidents including “near misses” into our electronic EHSS management system. Our sites are required to implement and report EHSS leading and lagging indicators for EHSS performance. Plant managers are required to track and monitor these leading and lagging indicators and take action as appropriate. Leading and lagging indicator data and incidents are reviewed by senior management on a monthly basis.
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
The Community Rolling Action Plan (“CoRAP”) indicates substances for evaluation by the member states of the EU. The evaluation aims to clarify the initial concern that manufacturing and/or use of shortlisted substances could pose a risk to human health or the environment. With ECHA's update of the CoRAP list in March 2016, carbon black was included in CoRAP for substance evaluation in 2018, though such evaluation has been postponed several times. With ECHA’s most recent December 2024 update, the carbon black substance evaluation is proposed to be further delayed to 2027. The substance evaluation for carbon black was proposed by France. The initial reasons of concern raised by the French Agency for Food, Environmental and Occupational Health & Safety (“ANSES”) relate to carbon black being an alleged carcinogenic substance and a suspected reproduction toxicant. Orion is working as a member of the CB4REACH Consortium and ICBA to address the reasons for nomination. The conclusion of the evaluation may have significant business impact should ANSES conclude that carbon black poses a risk to human health. A potential outcome could be a harmonized classification and labeling of carbon black for carcinogenicity and toxicity to reproduction. These developments may significantly affect our business, including increasing costs of doing business.
According to the recommendation of October 18, 2011 (EU COM 2011/696/EU), the majority of carbon black grades are defined as a nanomaterial in Europe. This status for carbon black has not changed with the most recent update of the recommendation of June 10, 2022 (2022/C 229/01). The ISO developed the ISO TC 229 “Nanotechnologies,” which considers carbon black as a “nano-structured material.” Other countries (such as, the U.S., Canada, France, Belgium, Sweden, Switzerland, etc.) have implemented notification schemes related to nanomaterials. In Europe, Commission Regulation (EU) 2018/1881 as of December 3, 2018 amending REACH introduced new information requirements for substances with forms meeting the definition criteria of EU COM 2011/696/EU. The notification of carbon black under the different notification schemes as well as meeting the new nano-related information requirements under REACH requires capital and resource commitments to compile and file dossiers. Furthermore, more and more specific requirements for substances regarded as nanomaterials are emerging within Europe. For example, Germany has introduced a more stringent “Occupational Exposure Limit” for nanomaterials. These developments may significantly affect our business, including increasing costs of doing business.
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
Our operations and performance are materially connected to worldwide economic conditions. Because carbon black is used in a diverse array of end products, demand for carbon black has historically been related to real gross domestic product (“GDP”) and general global economic conditions. In particular, a large part of our sales has direct exposure to the cyclical automotive industry and, to a lesser extent, the construction industry. As a result, certain parts of our business experience a level of cyclicality. The nature of our business and our large fixed asset base make it difficult to rapidly adjust our fixed costs downward when demand for our products declines, which could materially affect our profitability. Global and regional economic downturns have in the past, and may in the future, reduced demand for our products, which have decreased and would decrease our revenue, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods with significant market turmoil or tightened credit availability, we could experience difficulties in accounts receivable collections, pricing pressures and reduced global or local business activity.
Our customers may terminate or attempt to amend their agreements for the purchase of our products due to decline in their demand and production, bankruptcy, lack of liquidity, lack of funding, operational failures, force majeure, hardship or other reasons. The current energy, financial, economic and capital markets environment, and future developments in these and other areas, present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.
Our operations in the EU are material to our business and important to our customers. If the competitiveness of manufacturing in the EU continues to decrease in light of factors such as increased environmental compliance costs, inconsistent economic policies and rigid labor practices, our customers may have difficulty maintaining the competitiveness of their operations in this region or lose meaningful market share to lower cost imports from other regions, particularly Asia. For example, a shift in tire production from a higher cost region (such as

Orion S.A.
the EU) to a lower cost region (such as Asia) could increase the export of tires made in Asia for sales into Europe and could result in a reduction in tire production in the EU and reduce our profitability.
In addition, changes in, or tensions relating to, U.S. or other countries’ trade relations with countries where we do business or from which we source necessary supplies may adversely impact our business. The imposition of additional restrictive policies by individual countries could lead to unexpected operating difficulties in countries we operate or do business with. Actual or threatened tariff measures have, and may continue to have, impacts on global markets and foreign exchange rates. Any of these could increase our costs and negatively impact our financial condition, results of operations and cash flows.
Our business is subject to operational risks, which could adversely affect our business, financial condition, results of operations and cash flows.
Our operations are subject to hazards inherent in chemicals manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including, but not limited to, fires and explosions, accidents, accidental oil or product releases, severe weather and natural disasters (including hurricanes, tornadoes, ice storms, droughts, floods and earthquakes, some of which are significantly increasing in likelihood because of climate change), pandemics (e.g. COVID-19) or epidemics, mechanical failures, unscheduled downtime at our production facilities or at facilities that supply raw materials to us, transportation interruptions, disruption to harbor-, road-, pipeline- or storage tank-access, pipeline, tank and silos leaks and ruptures, quality problems, technical difficulties, energy grid shutdowns, discharges or releases of toxic or hazardous substances or gases, other environmental risks, sabotage, acts of terrorism or other acts of violence as well as potential boycotts, strikes, sanctions or blockades.
Such events have in the past disrupted, and could in the future disrupt, our supply of raw materials or otherwise affect sales, production, transportation and delivery of our products or affect demand for our products. We could incur significant expenditures in connection with such operational risks. These may be caused both by external and internal factors noted above, as well as war, military operations, strikes, official orders, technical interruptions, material defects, accidents or mistakes. In all of these cases, our property, third-party property or the environment may sustain damage, or there may be human exposure to hazardous substances, personal injuries or fatalities. Such events could result in material financial liabilities, civil or criminal law consequences, the temporary or permanent closure or loss of control over the relevant production or administrative sites or power plants and a negative impact on our financial condition, results of operations and cash flows.
We are dependent on major customers for a significant portion of our sales, and a significant adverse change in a customer relationship could negatively affect our business, financial condition, results of operations and cash flows.
Customer concentration is driven by the consolidated nature of the industries we serve. In 2024, our top ten customers accounted for approximately 47% of our volume measured in thousand metric tons (“kmt”). Our success in continuing to strengthen relationships and grow our business with our largest customers and in retaining their business over extended time periods could affect our future results. The loss of any of our major customers (including due to industry consolidation) or a reduction in volume sold to them, could adversely affect our results of operations. Any deterioration in the financial condition of any of our customers or the industries they operate in or serve that impairs our customers’ ability to place orders or make payments to us could decrease our sales or increase our uncollectible receivables and could adversely affect our business, financial condition, results of operations and cash flows.
We may not be able to compete successfully in the industries and markets in which we operate.
The industries in which we operate are highly competitive based on price, product innovation, product quality, distribution capability, and industry and customer knowledge. We face competition from global and regional suppliers, both in developed and in emerging regions. While we aim to operate at low cost and are focused on reducing our fixed and variable cost bases across our production chain, there may be improvements in the cost competitiveness of other manufacturers relative to us or in the performance properties of substitutable products and raw materials, which could result in advantages for our competitors that adversely affect our business. Furthermore, some of our competitors may have greater financial and other resources, enhanced access to governmental funding or a larger capitalization than we have. Additionally, our business is sensitive to industry capacity utilization, and pricing tends to fluctuate when capacity utilization changes occur, which could affect our financial performance. If we are unable to respond successfully to changing competitive conditions, the demand for our products could be adversely affected which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Orion S.A.
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
Alternative materials, procedures or technologies may be developed, or existing ones may be improved and may replace those currently offered in the carbon black industry. If such newly developed or improved products are being offered at lower prices, have preferable features or other advantages, in particular from a regulatory perspective, and we are not able to offer similar new or improved products, we may lose substantial sales volume or customers, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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

Orion S.A.
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
We may also be subject to volatility in the cost, quality and availability of raw materials and energy due to factors beyond our control, such as geopolitical conflict. See “Negative or uncertain worldwide economic conditions may result in business volatility and may adversely impact our business, financial condition, results of operations and cash flows” and “Our business, financial condition and results of operations could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies, including disruptions caused by the ongoing war between Russia in Ukraine, the Hamas-Israel conflict and the growing geopolitical tensions between China and Taiwan.” This could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
We rely on information technology systems to manage and operate our production facilities, to process transactions, and to summarize our operating results. Our information technology systems are an important element for effectively operating our business. Information technology systems failures, particularly in connection with running SAP, including risks associated with upgrading or timely updating our systems, network disruptions, misuse, cybercrime and breaches of data security, have occurred in the past, and if they occur in the future, could disrupt our production as well as our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting, and lead to increased costs. It is possible that future technological developments could adversely affect the functionality of our computer systems and require further action and substantial funds to prevent or repair computer malfunctions. Our information technology systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybercrime, internal or external security breaches, catastrophic events such as fires, earthquakes, floods, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees or third-party providers. These risks may be exacerbated as we continue to develop our information technology systems, including through the implementation of certain artificial intelligence tools, which tools may also expose us to additional risks. Although we have taken extensive steps to address these concerns by implementing sophisticated network security, back-up systems and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business, financial condition, results of operations and cash flows. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our production

Orion S.A.
and operations. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, financial condition or results of operations. We have experienced non-material cybersecurity attacks in the past and may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication.
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
In addition to supporting our operations, we use our systems to collect and store confidential and sensitive data, including information about our know-how, technology and business, as well as about our customers and our employees. As our technology continues to evolve, we anticipate that we will collect and store even more data in the future, and that our systems will increasingly use remote cloud-based solutions and communication features that are sensitive to both willful and unintentional security breaches. Much of our value is derived from our confidential business information, including customer data, proprietary technology and trade secrets. To the extent the confidentiality of such information is compromised, we may lose our competitive advantage, and our business, financial condition, results of operations and cash flows may suffer. We also collect, retain and use personal information, including data we gather from customers for product development and marketing purposes, and data we obtain from employees. In the event of a breach in security that allows third parties access to this information, we are subject to a variety of laws on a global basis that require us to provide notification to the data owner, and that may expose us to lawsuits, fines and other means of regulatory enforcement. Our reputation could suffer in the event of such a data breach, which could cause customers to purchase from our competitors. Ultimately, any compromise of our data security could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political or country risk inherent in doing business in some countries.
We operate a global network of production plants located in Europe, the U.S., South Korea, China, South Africa and Brazil. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following: disruption of supply chains and shipping routes, changes in the rate of economic growth; unsettled political or economic conditions; expropriation or other governmental actions; social unrest, war, terrorist activities or other armed conflict; national and regional labor strikes; confiscatory taxation or other adverse tax policies, trade and or tariff disputes between countries; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation, deflation, and currency fluctuations and devaluation; the effect of global environmental, health and safety issues; pandemics or epidemics, respective lock-downs, changes to economic conditions, market opportunities and operating restrictions; changes in foreign laws and tax rates; changes in trade sanctions or embargoes that result in losing access to customers and suppliers in those countries; costs associated with compliance with anti-bribery and anti-corruption laws; nationalization of private enterprises by foreign governments; and changes in financial policy, free funds flow and availability of credit or financing sources. These factors could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, there continues to be uncertainty about the future relationship between the U.S. and certain countries, and our reliance upon production in such countries exposes us to risks due to changes in these relationships, including with respect to trade policies, treaties, government regulations and tariffs, among others.
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

Orion S.A.
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
Environmental and safety regulations are subject to frequent change, as are the priorities of those who enforce them, and we could incur substantial costs to comply with current or future laws and regulations. The global trend in environmental regulation is to impose increasingly stringent restrictions on activities that may affect the environment. Such regulations have in the past included, and may in the future include, laws and rules designed to reduce emissions of GHG, SO2, NOx, particulate matter and other air pollutants. For instance, the EU has enacted GHG legislation and continues to expand the scope of such legislation. The EPA has promulgated regulations applicable to operations involving GHG above certain thresholds, and the United States and certain states within the United States have enacted, or are considering, limitations on GHG emissions. Any new or amended environmental laws and regulations may result in costly measures for matters subject to regulation, including but not limited to more stringent limits or control requirements for our air emissions; new or increased compliance obligations relating to emission of GHG, SO2, NOx, and particulate matter; any impact our operations could have on the environment or surrounding community; which, in each case, could have a material adverse effect on our operations and financial condition and cash flows. We may be unable to offset these impacts or costs with price increases, productivity improvements, or cost-reduction efforts. Any success we do have in offsetting these impacts or costs will depend on competitive and economic conditions that are inherently variable.

Orion S.A.
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
Environmental, social and governance matters, including regulations requiring a reduction of or that impose additional taxes or fees on greenhouse gas emissions, could adversely affect our business, financial condition, results of operations and cash flows, and an increased awareness as well as adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation.
U.S., EU and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance (ESG) matters. For example, the changing U.S., EU and international laws, regulations and investor expectations relating to ESG matters, including environmental sustainability and climate change and human capital management, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or expectations. Our response will require increased costs to comply, including the implementation of new reporting processes, entailing additional compliance risk, enhanced workforce skills, and other incremental investments, and our action or inaction in response to these expectations could harm our reputation and relationship with stakeholders.
Given the industry we operate in, regulations requiring a reduction of or that impose additional taxes or fees on greenhouse gas emissions may have a significant impact on our business, financial conditions, results of operations and cash flows as further explained below. Despite our efforts to control, significant volumes of CO2, a GHG, are emitted in our carbon black manufacturing processes. Over the past few decades, the relationship between GHGs and global climate change have resulted in increased levels of scrutiny from regulators, investors and the public alike, and have led to proposed and enacted laws and regulations on both national and supranational levels, to monitor, regulate, control and tax emissions of CO2 and other GHGs. These could adversely affect our business, financial condition, results of operations and cash flows. Investors and other financial institutions are also focused on sustainability and climate change as it relates to their investment and financing decisions. Increased awareness in the investment community and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could also harm our reputation.
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

Orion S.A.
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
Carbon black consists of aggregates of primary nano-scale particles. The EPA and other governmental agencies have developed regulatory schemes under which they collect further data on nano-scale materials, including carbon black. In addition, the EPA and other nations’ environmental regulatory authorities, including the European Commission, are also conducting extensive environmental health and safety investigations of nano-scale materials. If carbon black is found to be harmful to humans and/or to the environment, it could be subject to more stringent regulatory control, which could require us to incur significantly higher costs to comply with new environmental, health and safety laws and could adversely affect our reputation and business. See “Item 1. Business, Environmental, Health and Safety Matters.”
In the EU, in 2022 the European Commission finalized the process on the revision of the nanomaterial definition. With its updated recommendation on June 10, 2022 of the definition of nanomaterial (2022/C 220/01), the status for carbon black remains unchanged in comparison to the previous version (2011/696/EU). The majority of carbon black grades are defined as nanomaterials. Furthermore, the International Organization for Standardization (“ISO”) developed the ISO TC 229 “Nanotechnologies,” which considers carbon black a “nano-structured material.” The industry is not yet generally affected by these definitions. However, certain regulations regarding cosmetics applications or articles which are intended for food contact have already implemented nano-specific provisions. Similar nano-specific provisions are also being discussed for other regulations which may additionally affect the use of carbon black in the future. This development may significantly affect our business in a manner we cannot predict, including by increasing the costs of doing business or decreasing the marketability of our products. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our current debt instruments impose some operating and financial restrictions on us. These restrictions include limitations on our ability to, among other things, merge or consolidate with other companies; sell, lease, transfer or dispose of assets; pay dividends, redeem stock capital or redeem or reduce subordinated indebtedness; and make acquisitions or investments. Our debt instruments contain covenants that may adversely affect our ability to finance our future operations and capital needs or to pursue available business opportunities. Our ability to comply with these provisions may be affected by changes in economic or business conditions or other events beyond our control. In addition, our debt instruments contain cross-default provisions such that a default under one particular financing arrangement could automatically trigger defaults under other financing arrangements and cause such indebtedness to become due and payable, together with accrued and unpaid interest. As a result, any default under an indebtedness to which we are party could result in a substantial loss to us and could adversely affect our business, financial condition, results of operations and cash flows.
A deterioration in our financial position or a downgrade of our ratings by a credit rating agency could adversely affect our ability to find new financing and maintain existing financing sources, ensure the continued access to receivables factoring programs, increase our borrowing costs, and our business relationships could be adversely affected.
A deterioration of our financial position or a downgrade of our credit ratings for any reason could adversely affect our ability to find new financing and maintain existing financing sources, maintain or expand our receivables programs, increase our borrowing costs and have an adverse effect on our business relationships as well as on the payments and other terms agreeable with customers, suppliers and hedging counterparties. We currently do and may in the future enter into various forms of hedging arrangements against currency exchange, interest rate, raw material and energy and oil price fluctuations. Financial strength and credit ratings are important to the availability and pricing of these hedging activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more difficult or costly for us to engage in these activities in the future.
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
We are exposed to market risks relating to fluctuations in foreign currency exchange and interest rates. Our results of operations have in the past been affected and may in the future be affected by both the transaction and translation effects of foreign currency exchange rate fluctuations. We are exposed to currency fluctuation when we convert currencies that we may receive for our products into currencies required to pay our debt, or into currencies in which we purchase raw materials, meet our fixed costs or pay for services, any of which could result in a gain or loss depending on fluctuations in exchange rates. Fluctuations in currency exchange rates could require us to reduce our prices to remain competitive in foreign markets. In each case, the relevant income or expense is reported in the relevant local currency and is translated into the U.S. dollar at the applicable currency exchange rate for inclusion in our consolidated financial

Orion S.A.
statements. Therefore, our financial results in any given period are materially affected by fluctuations in the value of the U.S. dollar relative to other currencies, in particular the euros, the Korean won and Chinese renminbi. In addition, certain of our outstanding debt obligations are denominated, pay interest and must be repaid in euros (and certain of our future debt obligations may be denominated in euros), and therefore expose us to additional exchange rate risks. An appreciation of the euro would make our financing under euro-denominated instruments more expensive. We are also exposed to adverse changes in interest rates. We manage our foreign exchange risk through normal operating and financing activities and, when deemed appropriate, through the selective use of derivative transactions, the effectiveness of which is dependent, in part, upon the counterparties to these contracts honoring their financial obligations to us. We cannot be certain that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations, and our financial results could be adversely affected.
From time to time, it may be necessary for us to enter into hedging arrangements to reduce the impact of price and exchange rate volatility. Unavailability or ineffectiveness of hedging could adversely affect our business, financial condition, results of operations and cash flows.
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
Our insurance coverage may not be adequate to cover all the risks we may face, and it may be difficult to obtain replacement insurance on acceptable terms or at all.
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
We are subject to tax in Luxembourg, Germany and in other jurisdictions, and significant judgment is required in determining our provision for income taxes. We make, and have in the past made, numerous decisions and assumptions in assessing and complying with our tax obligations, including assumptions regarding the tax deductibility of certain interest expenses, the upholding and recognition of our German tax group, the applicability of the regulations to our business as a group headquartered as a Luxembourg company and the prices applied between our subsidiaries for intercompany transactions, known as transfer pricing. Many of the tax laws that apply to us are complex and often require judgments to be made when the law is unclear or the facts are uncertain. While we believe the decisions we have made and the assumptions and practices we have applied are reasonable and accurate, we cannot guarantee that these decisions, assumptions and practices will not be questioned or rejected by the tax authorities. In particular, we are subject to tax audits in various jurisdictions, and

Orion S.A.
could be subject to additional tax audits, and in many cases, these audits have not yet begun or have not been completed and could give rise to issues of this kind. If these tax authorities successfully challenge our decisions or assumptions, we could be required to pay additional amounts to such authorities to satisfy our tax obligations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, though most of the jurisdictions in which we operate have double tax treaties with other foreign jurisdictions providing a framework for mitigating the impact of double taxation, such mechanisms for resolving such conflicting claims can be expected to be very lengthy. If such conflicting claims are not resolved in our favor, or if the resolution thereof is more extensive than we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Significant changes in our jurisdictional earnings mix or in the tax laws of those jurisdictions, as well as changes in their interpretation, could adversely affect our business, financial condition, results of operations and cash flows.
Our future tax rates may be adversely affected by a number of factors, including the enactment of new tax legislation, other changes in tax laws or the interpretation of such tax laws, changes in the estimated realization of our net deferred tax assets, the jurisdictions in which profits are determined to be earned and taxed, adjustments to estimated taxes upon finalization of various tax returns, increases in expenses that are not deductible for tax purposes, including write-offs of acquired in process R&D and impairment of goodwill in connection with acquisitions, changes in available tax credits and additional tax or interest payments resulting from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from period to period. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions, as well as changes in their interpretation, could increase our tax rates and adversely affect our financial results in those periods.
Other international tax measures, such as the Organization for Economic Cooperation and Development’s (“OECD’s”) base erosion and profit shifting (“BEPS”) project and the global minimum taxation regime (“Pillar Two”) contribute to increased uncertainty and may adversely affect our tax provision. The BEPS project contemplates changes to numerous international tax principles, as well as national tax incentives, and these changes, when adopted by individual countries, could adversely affect our provision for income taxes. The rules are fairly new and certain aspects of Pillar Two are not yet finalized. We continuously monitor the development of these rules and if and to which extent they may affect us. Changes in these and other international tax measures, as well as our interpretation of them and their impacts on our business, could adversely impact our tax rates and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Risks Related to Ownership of our Common Stock
We cannot assure investors that we will pay dividends on our common stock.
Our ability to pay dividends on our common stock is generally dependent on a proposal by our Board of Directors subject to approval by our stockholders and will depend on a number of factors, including, among others, our financial condition and results of future operations, growth opportunities and restrictive covenants in our debt instruments.
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
We are organized under the laws of Luxembourg, and the majority of our assets are located outside the U.S. Furthermore, some of the members of our Board of Directors and officers reside outside the U.S., and a substantial portion of their assets are located outside the U.S. Investors may not be able to effect service of process within the U.S. upon us or these persons or to enforce judgments obtained against us or these persons in U.S. courts. Likewise, it may also be difficult for an investor to enforce in U.S. courts judgments obtained against us or these persons in courts located in jurisdictions outside the U.S., including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Awards of punitive damages in actions brought in the U.S. or elsewhere are generally not enforceable in Luxembourg.
As there is no direct treaty in force on the reciprocal recognition and enforcement of judgments in civil and commercial matters between the U.S. and Luxembourg, courts in Luxembourg will not automatically recognize and enforce a final judgment rendered by a U.S. court.

Orion S.A.
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
General Risk Factors
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
Item 1B. Unresolved Staff Comments
None

Orion S.A.
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

Orion S.A.
Item 2. Properties
Production Facilities
We currently operate 14 wholly owned production facilities, excluding the under-construction facility at La Porte, Texas, in Europe, North and South America, South Africa and Asia and one jointly owned production facility at Dortmund, Germany. Most of our production facilities are ISO 9001, Quality Management and ISO 14001, Environmental Management certified.
The map provides an overview of the geographical footprint of our production network as of December 31, 2024:

1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
23
24
25
Plants
Technical Center
Administration/HQ

The Americas

1 **Borger**, TX, USA
2 **Houston**, TX, USA
(Principal Executive Office + Regional HQ)
3 **La Porte**, TX, USA
4 **Orange**, TX, USA
5 **Carlstadt**, NJ, USA
6 **Belpre**, OH, USA
7 **Ivanhoe** (New Iberia), LA, USA
8 **Paulínia**, Brazil
9 **São Paulo**, Brazil

Europe/Middle East/Africa

10 **Berre l'Etang**, France
11 **Frankfurt**, Germany (Regional HQ)
12 **Luxembourg**
13 **Cologne**, Germany
14 **Dortmund**, Germany
15 **Malmoe,** Sweden
16 **Jasło**, Poland
17 **Ravenna**, Italy
18 **Nelson Mandela Bay**, (Port Elizabeth), South Africa

Asia Pacific

19 **Seoul**, South Korea
20 **Yeosu**, South Korea
21 **Tokyo,** Japan
22 **Qingdao**, China
23 **Huaibei**, China
24 **Shanghai**, China (Regional HQ)
25 **Singapore**, Singapore

Item 3. Legal Proceedings
We have been and expect to become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as product related claims, liability claims, employment related claims and asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. We believe, based on currently available information, that the results of the proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results and cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these current or future matters or their effect on the Company. For information regarding our material legal proceedings and regulatory matters, see Item 8. Financial Statements and Supplemental Data, Note Q. Commitments and Contingencies.
Item 4. Mine Safety Disclosures
Not applicable.

Orion S.A.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OEC”.
As of February 14, 2025, there were approximately 11 record holders of our common stock, i.e., shareholders directly registered under their name in the Company’s physical stock ledger in Luxembourg, including Cede & Co. as nominee of the Depository Trust Company. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
During the fiscal year ended December 31, 2024, we did not sell any equity securities that were not registered under the Securities Act.
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our Board. See “Stock Repurchase Program” below.
The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Proxy Statement (as defined in Item 10) under the heading “Equity Compensation Plan Information at December 31, 2024”, elsewhere in this Annual Report.
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
The maximum number of shares of our Common stock that may yet be purchased is not necessarily an indication of the number of stocks that will ultimately be purchased. Each authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of common stock.

Period	Total number of Common stocks purchased	Average price paid per share	Total number of Common stocks purchased as part of publicly announced plans	Maximum number of Common stocks yet be purchased as part of publicly announced plans
Stock Repurchase Program
October 1 — 31, 2024	—	$—	—	5,384,875
November 1 — 30, 2024	164,912	18.00	164,912	5,219,963
December 1 — 31, 2024	331,971	16.86	331,971	4,887,992
Common stock Repurchased in 2024 fourth quarter	496,883		496,883	4,887,992

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
The graph below shows the relative investment performance of Orion S.A.'s common stock, the S&P Smallcap 600 Index and S&P Small Cap Chemicals Index since December 31, 2019. The graph assumes that $100 was invested on December 31, 2019 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Orion S.A., the S&P SmallCap 600 Index
and the S&P 600 Chemicals Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Orion S.A.
S&P SmallCap 600
S&P 600 Chemicals

	2019	2020	2021	2022	2023	2024

Orion S.A.	$100.00	$90.40	$96.83	$94.52	$147.67	$84.42
S&P Smallcap 600	100.00	111.29	141.13	118.41	137.42	149.37
S&P Small Cap Chemicals Index	100.00	118.61	148.68	127.25	135.24	128.11

Item 6. Reserved

Orion S.A
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2024 and 2023, and should be read in conjunction with the information included under Item 1. Business and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and in U.S. dollars.
This section discusses year-to-year comparisons between 2024 and 2023. For discussions on year-to-year comparison between 2023 and 2022 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report in Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 15, 2024 (the “Prior Annual Report”).
Overview
In 2024, our net sales were $1,877.5 million, sales volume was 934.8 kmt, net income was $44.2 million, and Adjusted EBITDA was $302.2 million.
•Specialty Carbon Black Segment—Adjusted EBITDA was $108.1 million. This segment accounted for 34.4% of our total revenue, 35.8% of total Adjusted EBITDA and 26.3% of our total volume in kmt in 2024.
•Rubber Carbon Black Segment—Adjusted EBITDA was $194.1 million. This segment accounted for 65.6% of our total revenue, 64.2% of total Adjusted EBITDA and 73.7% of our total volume in kmt in 2024.
Key Factors Affecting Our Results of Operations
We believe certain factors had, and will continue to have, a material effect on our results of operations and financial condition. As many of these factors are beyond our control, and certain of these factors have historically been volatile, past performance will not necessarily be indicative of future performance, and it is difficult to predict future performance with any degree of certainty. In addition, important factors that could cause our actual results of operations or financial conditions to differ materially from those expressed or implied below, include, but are not limited to, factors indicated under “Item 1A. Risk Factors” and “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” elsewhere in this Annual Report.
Recent Developments and Certain Known Trends
General Economic Conditions, Cyclicality and Seasonality
Throughout 2024, Rubber Carbon Black markets faced headwinds from soft global demand, capacity additions and economic uncertainty. Higher tire imports in the U.S. and Europe also adversely impacted our Rubber Carbon Black segment. In contrast, Specialty Carbon Black segment benefited from demand recovery.
In 2024, our Net income was $44.2 million. A criminal scheme that resulted in multiple fraudulently-induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $42.9 million, net of $16.4 million of tax benefit, also adversely impacted our net income.
Adjusted EBITDA of $302.2 million was lower compared to 2023, primarily due to demand softening in the Rubber Carbon Black segment, higher fixed costs and lower cogeneration. However, improved demand for Specialty Carbon Black products, across all regions, positively impacted our Adjusted EBITDA.
Availability of, and volatility in the prices for various carbon black feedstocks including those that are oil based, can be influenced by a variety of geopolitical considerations, for example, government policy on climate change, the ongoing Russian-Ukraine war, the Middle-East conflicts, and the incoming U.S. administration’s energy policy in the United States, among others. While it is reasonable to expect continued volatility in the global energy-related commodity markets, we have worked to mitigate risks associated with such volatility by incorporating the aforementioned raw material cost pass-through provisions in our supply agreements when possible, and by qualifying multiple sources of feedstocks and energy sources for our manufacturing operations. Depending upon how the tariff measures unfold as discussed in Item 1A. Risk Factors, increased imports may impact our future operating and financial results.
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

Orion S.A
These non-GAAP measures include, but are not limited to, Adjusted EBITDA, Net Working Capital and Capital Expenditures.
We define:
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, Loss due to misappropriation of assets, net, etc.) plus Earnings in affiliated companies, net of tax.
•Net Working Capital—Inventories, net plus Accounts receivable, net minus Accounts payable.
•Capital Expenditures—Cash paid for the acquisition of property, plant and equipment.
Our operations are managed by senior executives who report to our Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). Adjusted EBITDA is used by CODM to evaluate our operating performance and to make decisions regarding allocation of capital, because it excludes the effects of items that have less bearing on the performance of our underlying core business. We use this measure, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing our business. We believe these measures are useful measures of financial performance in addition to Net income, Income from operations and other profitability measures under GAAP, because they facilitate operating performance comparisons from period to period. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization, historic cost and age of assets, financing and capital structures and taxation positions or regimes, we believe that Adjusted EBITDA provides a useful additional basis for evaluating and comparing the current performance of the underlying operations. In addition, we believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business.
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
Operating Results
2024 Compared to 2023
Operating results for the periods discussed are as follows:

	Year Ended December 31,		Year-Over-Year
	2024	2023	Delta
	(In millions, except volume)			%
Volume (in kmt)	934.8	932.1	2.7	0.3%

Net sales	$1,877.5	$1,893.9	$(16.4)	(0.9)%
Cost of sales	1,448.7	1,442.9	5.8	0.4%
Gross profit	428.8	451.0	(22.2)	(4.9)%
Selling, general and administrative expenses	237.8	221.9	15.9	7.2%
Research and development costs	27.1	24.5	2.6	10.6%
Loss due to misappropriation of assets, net	59.3	—	59.3	—%
Other expense (income), net	1.9	(0.7)	2.6	(371.4)%
Income from operations	102.7	205.3	(102.6)	(50.0)%
Interest and other financial expense, net	49.4	50.9	(1.5)	(2.9)%
Reclassification of actuarial gains from AOCI	—	(8.9)	8.9	(100.0)%
Income before earnings in affiliated companies and income taxes	53.3	163.3	(110.0)	(67.4)%
Income tax expense	9.7	60.3	(50.6)	(83.9)%
Earnings in affiliated companies, net of tax	0.6	0.5	0.1	20.0%
Net income	$44.2	$103.5	$(59.3)	(57.3)%
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(24.3)	(7.6)	(16.7)	219.7%
Net gains (losses) on derivatives	(5.3)	(8.3)	3.0	(36.1)%
Defined benefit plans, net	(0.4)	(11.5)	11.1	(96.5)%
Other comprehensive income (loss)	(30.0)	(27.4)	(2.6)	9.5%
Comprehensive income	$14.2	$76.1	$(61.9)	(81.3)%

Orion S.A
Reconciliation of Non-GAAP Financial Measures
The following tables present a reconciliation of each Non-GAAP measure to the most directly comparable GAAP measure:
Reconciliation of Net income to Adjusted EBITDA (A Non-GAAP financial Measure)

	Year Ended December 31,		Year-Over-Year
	2024	2023	Delta
	(In millions)			%
Net income	$44.2	$103.5	$(59.3)	(57.3)%
Add back Income tax (benefit) expense	9.7	60.3	(50.6)	(83.9)%
Add back Equity in earnings of affiliated companies, net of tax	(0.6)	(0.5)	(0.1)	20.0%
Income before earnings in affiliated companies and income taxes	53.3	163.3	(110.0)	(67.4)%
Add back Interest and other financial expense, net	49.4	50.9	(1.5)	(2.9)%
Add back Reclassification of actuarial gain from AOCI	—	(8.9)	8.9	—%
Income from operations	102.7	205.3	(102.6)	(50.0)%
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	125.3	113.0	12.3	10.9%
EBITDA	228.0	318.3	(90.3)	(28.4)%
Equity in earnings of affiliated companies, net of tax	0.6	0.5	0.1	20.0%
Loss due to misappropriation of assets, net
Misappropriation of assets, net	55.7	—	55.7	—%
Professional fees related to misappropriation of assets	3.6	—	3.6	—%
Long term incentive plan	15.3	15.4	(0.1)	(0.6)%
Environmental reserves	—	(2.2)	2.2	(100.0)%
Other adjustments	(1.0)	0.3	(1.3)	(433.3)%
Adjusted EBITDA	$302.2	$332.3	$(30.1)	(9.1)%
Specialty Carbon Black Adjusted EBITDA	$108.1	$110.7	$(2.6)	(2.3)%
Rubber Carbon Black Adjusted EBITDA	$194.1	$221.6	$(27.5)	(12.4)%
Net sales
Volume increased marginally by 2.7 kmt, or 0.3%, to 934.8 kmt, year-over-year, primarily due to higher Specialty Carbon Black segment volume, partially offset by lower Rubber Carbon Black segment volume.
Net sales decreased marginally by $16.4 million, or 0.9%, from $1,893.9 million in 2023 to $1,877.5 million in 2024, driven primarily by pass-through effect of lower oil prices, lower Rubber Carbon Black segment volume and unfavorable foreign currency translation impact, partially offset by broad-based recovery in the Specialty Carbon Black segment across all regions.
Cost of sales
Cost of sales increased marginally by $5.8 million, or 0.4%, from $1,442.9 million in 2023 to $1,448.7 million in 2024, primarily to associated costs of higher Specialty Carbon Black segment volume and higher fixed costs.
Gross profit
Gross profit decreased by $22.2 million or 4.9%, from $451.0 million in 2023 to $428.8 million in 2024.
The decrease was primarily driven by higher fixed costs, unfavorable impact from pass-through of raw material costs and lower cogeneration.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $15.9 million, or 7.2%, from $221.9 million in 2023 to $237.8 million in 2024 driven primarily by higher freight and personnel costs.
Loss due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $55.7 million, net of recoveries. In addition, we incurred $3.6

Orion S.A
million of professional fees in connection with our investigations. For more information, refer to Note Q. Commitments and Contingencies to the Condensed Consolidated Financial Statements.
Income tax expense
Income tax expense was $9.7 million and $60.3 million in 2024 and 2023, respectively.
The 2024 effective income tax rate was 18.0% compared with 36.9% in 2023. The decrease in the effective tax rate was mainly due to the release of uncertain tax positions and impacts from changes in U.S. international tax laws. Those were partially offset by the effects of valuation allowances on tax losses and nondeductible expenses.
We recognized $16.4 million of tax benefit related to Loss due to misappropriation of assets, net. For further discussion refer to Note Q. Commitments and Contingencies to the Condensed Consolidated Financial Statements.
The 2024 effective tax rate was particularly impacted by:
•the release of uncertain tax positions of $13.3 million and associated interest, and
•benefits from the changes in U.S. international laws of $9.6 million.
For further details, see Note P. Income Taxes in Item 8. Financial Statements and Supplementary Data, to the audited Consolidated Financial Statements.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $30.1 million, or 9.1%, from $332.3 million in 2023 to $302.2 million in 2024. The decrease was primarily due to higher selling, general and administrative expenses, lower Rubber Carbon Black segment volume and lower cogeneration. Those were partially offset by higher volume in the Specialty Carbon Black segment.
Comprehensive Income
2024 vs 2023―Comprehensive income decreased by $61.9 million, from $76.1 million to $14.2 million, primarily due to a decrease in net income. The activities from the remaining components of Comprehensive income are discussed below.
•$16.7 million unfavorable foreign currency translation adjustments due to U.S. dollar versus euro.
Those decreases were partially offset by:
•$11.1 million related to net favorable changes in defined pension and other post-retirement benefits, and
•$3.0 million related to net favorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency swaps.
Segment Discussion
Our business operations are divided into two operating segments—Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as a measure of segment performance and profitability. The table below presents our segment results for 2024 and 2023.

	Year Ended December 31,		Year-Over-Year
	2024	2023	Delta
	(In millions, unless otherwise indicated)			%
Specialty Carbon Black
Volume (kmt)	245.8	221.4	24.4	11.0%
Net sales	$646.3	$610.6	$35.7	5.8%
Cost of sales	494.4	450.3	44.1	9.8%
Gross profit	$151.9	$160.3	$(8.4)	(5.2)%
Adjusted EBITDA	$108.1	$110.7	$(2.6)	(2.3)%

Rubber Carbon Black
Volume (kmt)	689.0	710.7	(21.7)	(3.1)%
Net sales	$1,231.2	$1,283.3	$(52.1)	(4.1)%
Cost of sales	954.3	992.6	(38.3)	(3.9)%
Gross profit	$276.9	$290.7	$(13.8)	(4.7)%
Adjusted EBITDA	$194.1	$221.6	$(27.5)	(12.4)%

Orion S.A
Specialty Carbon Black
2024 Compared to 2023
Specialty Carbon Black segment volume increased by 24.4 kmt, or 11.0%, from 221.4 kmt in 2023 to 245.8 kmt in 2024, primarily due to demand recovery across all regions and end markets.
Net sales of the Specialty Carbon Black segment increased by $35.7 million, or 5.8%, from $610.6 million in 2023 to $646.3 million in 2024. The net sales increase in 2024 was primarily due to higher volume across all regions, partially offset by unfavorable product mix and unfavorable foreign currency translation impact.
Gross profit of the Specialty Carbon Black segment decreased by $8.4 million, or 5.2%, from $160.3 million in 2023 to $151.9 million in 2024, primarily driven by higher fixed costs and lower cogeneration, partially offset by higher volume.
Adjusted EBITDA of the Specialty Carbon Black segment decreased by $2.6 million, or 2.3%, from $110.7 million in 2023 to $108.1 million in 2024. The decrease was primarily due to higher fixed costs and lower cogeneration. Those were partially offset by higher volume.
Rubber Carbon Black
2024 Compared to 2023
Volume of the Rubber Carbon Black segment decreased by 21.7 kmt, or 3.1%, from 710.7 kmt in 2023 to 689.0 kmt in 2024. The decrease was primarily due to lower demand in the Americas region.
Net sales of the Rubber Carbon Black segment decreased by $52.1 million, or 4.1%, from $1,283.3 million in 2023 to $1,231.2 million in 2024. The decrease was primarily due to lower volume and the pass-through effect of lower oil prices, partially offset by favorable price.
Gross profit of the Rubber Carbon Black segment decreased by $13.8 million, or 4.7%, from $290.7 million in 2023 to $276.9 million in 2024. The decrease in the period was primarily driven by lower volume and lower cogeneration, partially offset by favorable price.
Adjusted EBITDA of the Rubber Carbon Black segment decreased by $27.5 million, or 12.4%, from $221.6 million in 2023 to $194.1 million in 2024. The decrease was primarily due to lower volume in Americas region, lower cogeneration and higher fixed costs. Those were partially offset by favorable price.
Liquidity and Capital Resources
Historical Cash Flows
The table below presents cash flows derived from our Consolidated Financial Statements.

	Year Ended December 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$125.3	$345.9
Net cash used in investing activities	(206.7)	(172.8)
Net cash provided by (used in) financing activities	89.3	(197.1)
2024
Operating Activities—Cash provided by operating activities primarily reflected our Net income, adjusted for non-cash items and changes in working capital. The $55.7 million Loss due to misappropriation of assets, net of recoveries, $3.6 million of related professional fees and $16.4 million associated tax benefit are also included in cash provided by operating activities.
Investing Activities—Cash used by investing activities amounted to $206.7 million. The expenditures were primarily related to maintenance and growth investments, including $66.4 million related to construction of the facility in La Porte, Texas.
Financing Activities—Net cash provided by financing activities was $89.3 million. These inflows primarily consisted of $68.2 million, net borrowings under our ancillary credit facilities and $48.0 million related to other short-term debt borrowings. Those were partially offset by scheduled debt repayments, dividend distributions and repurchase of shares of Common stock. See Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements for further information regarding the Company’s indebtedness.

Orion S.A
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under our committed multicurrency, senior secured Revolving credit facility and related ancillary facilities, uncommitted local credit lines and, from time to time, term loan borrowings and Accounts receivable factoring.
We believe our anticipated future operating cash flow, the capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our planned capital expenditures, settle our commitments and contingencies and address our normal anticipated working capital needs for the foreseeable future.
As of December 31, 2024, the Company had liquidity of $201.6 million, including cash and equivalents of $44.2 million, $127.5 million in availability remaining under our revolving credit facility, including ancillary lines and $29.9 million under other available credit lines.
Net Working Capital (A Non-GAAP Financial Measure)
We define Net Working Capital as the total of Inventories, net and Accounts receivable, net, less Accounts payable. Net Working Capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net Working Capital. The components of Net Working Capital at December 31, are as follows:

	2024	2023
	(In millions)
Inventories, net	$290.4	$287.1
Accounts receivable, net	211.9	241.0
Accounts payable	(156.2)	(183.7)
	$346.1	$344.4
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
Our Net Working Capital increased to $346.1 million as of December 31, 2024 compared to $344.4 million as of December 31, 2023. The primary working capital change drivers, year over year, were as follows:
•Accounts receivable, net—Improved payment terms and the factoring of certain Accounts receivable reduced this balance. See Note C. Accounts Receivable to the accompanying Consolidated Financial Statements for further information on the factoring agreement.
This was partially offset by:
•Accounts payable—Decrease in accounts payable was primarily due to timing of payments and lower production.
Capital Requirements
Capital Expenditures—We define Capital Expenditures as cash paid for the acquisition of property, plant and equipment. We plan to finance our capital expenditures with cash generated by our operating activities and or utilizing existing debt capacity. We currently do not have material commitments to make capital expenditures except for the under-construction facility at La Porte, Texas. We do not plan to make any other capital expenditures outside the ordinary course of our business.
Debt and Other Obligations—Our gross debt balance as of December 31, 2024 was $908.7 million, an increase of $90.5 million compared to December 31, 2023. In 2025, we will repay $8.7 million of long-term debt from cash in hand and cash generated by operating activities. For more information on Debt, refer to Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements.
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
Inventories—We account for our raw materials, work-in-progress and finished goods inventories using average cost method of accounting. The cost of raw materials, which represents a substantial portion of our operating expenses and energy costs, generally follow price trends for crude oil and/or natural gas.
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
Interest Rate Risk
Interest rate risk management aims to protect consolidated Net income from negative effects due to market interest rate fluctuations. Orion is exposed to interest rate risk, which might arise from incurring new liabilities due to higher interest rates. We also have term loans which are variable interest rate instruments, that expose us to market risk arising from changes in the yield curve. Appropriate hedging instruments are in place to mitigate the exposure arising from increasing interest rates.
The table below shows the sensitivity of our interest expense to changes in the interest rate, after the impact of hedge accounting. It shows the change resulting from a hypothetical fluctuation of 50 basis points (0.50%) in the three-month LIBOR and the USD Term SOFR 3M + CAS (Credit Adjustment Spread) as of December 31, 2024, assuming that all other variables remain unchanged. For example, changes in U.S. dollar (“USD”)/EUR currency rate would have an impact on our interest exposure and vice versa. Changes in interest rates would also have a related impact on our foreign currency (USD) exposure. The sensitivity analysis assumes that the hypothetical interest rate was valid and that our Revolving credit facility was utilized in the full amount over the course of the entire year.
The effect of this hypothetical change in the interest rate of the variable rate loan to our Consolidated Statements of Operations, Income before earnings in affiliated companies and income taxes ("income before taxes" in this section) is as follows:

	December 31, 2024
	Increase by 0.50%	Decrease by 0.50%
	In millions
(Increase) decrease in interest expense	$(2.3)	$3.0
(Increase) decrease in total comprehensive income before taxes	2.3	(3.0)
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
The table below shows the sensitivity with regard to the effect of a change in the euro/U.S. dollar exchange rate using the outstanding amount and the interest for the U.S. dollar-denominated Term Loan issued by a 100% wholly owned subsidiary whose functional currency is the euro. A fluctuation of the euro/U.S. dollar exchange rate of 10% as of December 31, 2024, with other conditions remaining unchanged, would have the following effect on our Income before earnings in affiliated companies and income taxes:

	December 31, 2024
	Value of the U.S. Dollar in relation to the Euro (1)
	Increase by 10%	Decrease by 10%
	In millions
FX gain (loss) in financial result	$8.5	$(10.4)
(1) As of December 31, 2024: €1 = $1.0389 (U.S.).
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
We maintain risk management control practices to monitor foreign currency risk attributable to our intercompany and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not

Orion S.A
subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets, thereby reducing the overall impact of changes in foreign currency rates on our earnings. At December 31, 2024, 2023, and 2022, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions related to non-hedged monetary assets, net would have resulted in an additional impact to earnings of approximately $5.2 million, $2.8 million, and $11.0 million, respectively.
Interest and other financial expense, net, in the Consolidated Statements of Operations reflected net exchange rate foreign currency losses of $1.6 million, $4.0 million and $3.5 million in 2024, 2023, and 2022, respectively.
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
A significant portion of our volume, approximately 65%, is sold based on formula-driven price adjustment mechanisms for changes in costs of raw materials. Sales prices under non-indexed contracts are reviewed on a quarterly basis to reflect raw material and market fluctuation. We believe that our contracts enable us to generally maintain our Segment margins.

Orion S.A
Item 8. Financial Statements and Supplementary Data

Orion S.A
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Orion S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Orion S.A. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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

Valuation of Cross-Currency Swaps
Description of the Matter
As discussed in notes A and K to the consolidated financial statements, the Company’s financial instruments held a fair value of $38.9 million as of December 31, 2024, of which financial instruments related to cross-currency swaps totaled $38.9 million. The fair value of the cross-currency swaps are calculated using the present value of future cash flows discounted using observable inputs (level 2) including notional value amounts, yield curves, basis curves, and various spot and forward foreign exchange rates on the valuation date.

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
Houston, TX
February 19, 2025

Orion S.A
Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023	2022
	(In millions, except share and per share data)
Net sales	$1,877.5	$1,893.9	$2,030.9
Cost of sales	1,448.7	1,442.9	1,582.1
Gross profit	428.8	451.0	448.8

Selling, general and administrative expenses	237.8	221.9	227.1
Research and development costs	27.1	24.5	21.7
Loss due to misappropriation of assets, net	59.3	—	—
Other expense (income), net	1.9	(0.7)	2.9
Income from operations	102.7	205.3	197.1

Interest and other financial expense, net	49.4	50.9	39.9
Reclassification of actuarial gains from AOCI	—	(8.9)	—
Income before earnings in affiliated companies and income taxes	53.3	163.3	157.2

Income tax expense	9.7	60.3	51.5
Earnings in affiliated companies, net of tax	0.6	0.5	0.5
Net income	$44.2	$103.5	$106.2

Weighted-average shares outstanding (in thousands):
Basic	58,223	58,995	60,902
Diluted	58,373	59,980	61,378
Earnings per share
Basic	$0.76	$1.75	$1.74
Diluted	$0.76	$1.73	$1.73
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
		(In millions)
Net income	$44.2	$103.5	$106.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(24.3)	(7.6)	(13.4)
Net gains (losses) on derivatives	(5.3)	(8.3)	35.2
Defined benefit plans, net	(0.4)	(11.5)	14.2
Other comprehensive income (loss)	(30.0)	(27.4)	36.0
Comprehensive income	$14.2	$76.1	$142.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Balance Sheets

	December 31
	2024	2023
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$44.2	$37.5
Accounts receivable, net	211.9	241.0
Inventories, net	290.4	287.1
Income tax receivables	12.6	6.1
Prepaid expenses and other current assets	54.2	74.4
Total current assets	613.3	646.1
Property, plant and equipment, net	965.0	900.1
Right-of-use assets	117.9	110.6
Goodwill	71.5	76.1
Intangible assets, net	18.5	25.5
Investment in equity method affiliates	8.0	5.1
Deferred income tax assets	21.6	30.0
Other assets	41.5	39.9
Total non-current assets	1,244.0	1,187.3
Total assets	$1,857.3	$1,833.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$156.2	$183.7
Current portion of long term-debt and other financial liabilities	258.8	137.0
Accrued liabilities	39.5	41.7
Income taxes payable	4.8	34.2
Other current liabilities	57.4	43.7
Total current liabilities	516.7	440.3
Long-term debt, net	647.0	677.3
Employee benefit plan obligation	58.5	60.4
Deferred income tax liabilities	36.5	66.3
Other liabilities	123.7	110.6
Total non-current liabilities	865.7	914.6
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,035,579 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 57,242,372 and 57,898,772 shares	85.3	85.3
Treasury stock, at cost, 3,749,887 and 3,093,487	(82.2)	(70.1)
Additional paid-in capital	84.7	85.6
Retained earnings	457.0	417.6
Accumulated other comprehensive loss	(69.9)	(39.9)
Total stockholders' equity	474.9	478.5
Total liabilities and stockholders' equity	$1,857.3	$1,833.4
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Cash flows from operating activities:
Net income	$44.2	$103.5	$106.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	125.3	113.0	105.7
Amortization of debt issuance costs	1.5	2.7	1.9
Stock based compensation	15.3	15.4	7.7
Deferred tax (benefit) provision	(19.7)	6.3	7.2
Foreign currency transactions	(1.7)	5.0	(8.4)
Reclassification of actuarial (gains)/losses from AOCI	—	(8.9)	—
Other operating non-cash items, net	1.8	0.8	(0.3)
Changes in operating assets and liabilities, net:
Trade receivables	13.8	131.2	(95.6)
Inventories	(19.6)	(7.7)	(60.1)
Trade payables	(14.8)	1.6	9.2
Other provisions	1.4	(4.4)	(3.7)
Income tax liabilities	(17.8)	(2.1)	20.3
Other assets and liabilities, net	(4.4)	(10.5)	(9.1)
Net cash provided by operating activities	125.3	345.9	81.0
Cash flows from investing activities:
Acquisition of property, plant and equipment	(206.7)	(172.8)	(232.8)
Net cash used in investing activities	(206.7)	(172.8)	(232.8)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	12.6	47.8
Repayments of long-term debt	(4.1)	(3.0)	(3.0)
Payments for debt issue costs	(0.2)	(2.7)	(1.5)
Cash inflows related to current financial liabilities	263.1	284.4	223.2
Cash outflows related to current financial liabilities	(138.1)	(417.9)	(107.7)
Dividends paid to stockholders	(4.8)	(4.9)	(5.0)
Repurchases of Common stock	(26.6)	(65.6)	(4.3)
Other financing activities	—	—	(0.2)
Net cash provided by (used in) financing activities	89.3	(197.1)	149.3
Increase (decrease) in cash, cash equivalents and restricted cash	7.9	(24.0)	(2.5)
Cash, cash equivalents and restricted cash at the beginning of the period	40.2	63.4	68.5
Effect of exchange rate changes on cash	(3.4)	0.8	(2.6)
Cash, cash equivalents and restricted cash at the end of the period	44.7	40.2	63.4
Less restricted cash at the end of the period	0.5	2.7	2.6
Cash and cash equivalents at the end of the period	$44.2	$37.5	$60.8

Cash paid for interest, net	$(48.8)	$(38.9)	$(33.5)
Cash paid for income taxes	$(47.3)	$(56.1)	$(23.9)
Supplemental disclosure of non-cash activity:
Lease liabilities	$28.9	$30.0	$25.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Changes in Stockholders’ Equity

			Common stock
	(In millions, except share and per share data)		Number	Amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	As of January 1, 2022		60,656,076	$85.3	$(6.3)	$71.4	$217.8	$(48.5)	$319.7
	Net income		—	—	—	—	106.2	—	106.2
	Other comprehensive income, net of tax		—	—	—	—	—	36.0	36.0
Dividends -	$0.08	per share	—	—	—	—	(5.0)	—	(5.0)
	Repurchases of Common stock		(244,032)	—	(4.3)	—	—	—	(4.3)
	Stock based compensation		—	—	—	7.7	—	—	7.7
	Issuance of stock under equity compensation plans		159,512	—	1.8	(2.7)	—	—	(0.9)
	As of December 31, 2022		60,571,556	85.3	(8.8)	76.4	319.0	(12.5)	459.4
	Net income		—	—	—	—	103.5	—	103.5
	Other comprehensive loss, net of tax		—	—	—	—	—	(27.4)	(27.4)
Dividends -	$0.08	per share	—	—	—	—	(4.9)	—	(4.9)
	Repurchases of Common stock		(2,895,664)	—	(65.6)	—	—	—	(65.6)
	Stock based compensation		—	—	—	15.4	—	—	15.4
	Issuance of stock under equity compensation plans		222,880	—	4.3	(6.2)	—	—	(1.9)
	As of December 31, 2023		57,898,772	85.3	(70.1)	85.6	417.6	(39.9)	478.5
	Net income		—	—	—	—	44.2	—	44.2
	Other comprehensive loss, net of tax		—	—	—	—	—	(30.0)	(30.0)
Dividends -	$0.08	per share	—	—	—	—	(4.8)	—	(4.8)
	Repurchases of Common stock		(1,402,999)	—	(26.6)	—	—	—	(26.6)
	Stock based compensation		—	—	—	15.3	—	—	15.3
	Issuance of stock under equity compensation plans		746,599	—	14.5	(16.2)	—	—	(1.7)
	As of December 31, 2024		57,242,372	$85.3	$(82.2)	$84.7	$457.0	$(69.9)	$474.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Notes to the Consolidated Financial Statements

Orion S.A
Notes to the Consolidated Financial Statements
Note A. Significant Accounting Policies
Orion S.A.’s Consolidated Financial Statements include Orion S.A. and its subsidiaries (“Orion”, the “Company”, “we”, “us”, “our”, or “OEC”). Orion is a Luxembourg joint stock corporation (société anonyme or S.A.), incorporated in 2014 as a Luxembourg limited liability company (société à responsabilité limitée).
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents comprise bank balances and cash on hand and also include highly liquid investments with maturities of three-months or less at the date of purchase. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.
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
In the Condensed Consolidated Statements of Operations, the loss on receivables sale is reflected in Other expense (income), net.
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

Orion S.A
Notes to the Consolidated Financial Statements
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
Gain or loss on retirement or sale of property, plant and equipment is reflected in Other expense (income), net in the Consolidated Statements of Operations. There were no material write-offs in 2024, 2023 or 2022.
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
For 2024 and 2023, we performed qualitative impairment assessments of our reporting units, which indicated that the fair value of our reporting units was more likely than not greater than their carrying value including goodwill. Based on this assessment, our historical assessment for impairment and forecasted demand for our products, a quantitative goodwill impairment test at September 30, 2024 was not necessary.
Intangible Assets
Intangible assets comprise trade names and trademarks, customer relationships, developed technologies and software costs. These assets are amortized, using the straight-line method, over their estimated useful lives of 3-15 years or over the term of the related agreement. The useful lives of intangibles related to customer relationships acquired in business combinations are estimated on the basis of contractual arrangements and the probability of a continuing relationship.
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
We have investments in Kommanditgesellschaft Deutsche Gasrußwerke GmbH & Co and Kommanditgesellschaft Deutsche Gasrußwerke GmbH & Co, (together “DGW”), and Alpha Carbone which are accounted for using the equity method of investment.

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
Note B. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Segment—In November 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment. This ASU improves disclosures about a public entity’s reportable segments, including expanded segment expenses disclosure.
We adopted this standard on January 1, 2024 for the 2024 fiscal year, and for interim periods beginning January 1, 2025. The adoption of this standard did not have a material impact to our Consolidated Financial Statements. Refer to Note R. Segment Financial Information for additional information.
Recently Issued Accounting Standards Not Yet Adopted
Consolidated Statements of Operations—In November 2024, the FASB issued ASU 2024-03, and in January 2025, ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) and Clarifying the Effective Date, respectively. This ASU requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items.
This ASU does not change the expense captions an entity presents in the face of its Consolidated Statements of Operations. Rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the Consolidated Financial Statements.
This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.
We believe, the adoption of this ASU will not materially impact our Consolidated Financial Statements, however, will require additional disclosures in the footnotes to the Consolidated Financial Statements.
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
•Is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted.
We believe, the adoption of this ASU will not materially impact our Consolidated Financial Statements, however, will require additional disclosures in Note P. Income Taxes.

Orion S.A
Notes to the Consolidated Financial Statements
Note C. Accounts Receivable
Accounts receivable, at December 31, are as follows:

	2024	2023
	(In millions)
Accounts receivable	$213.1	$242.2
Expected credit losses	(1.2)	(1.2)
Accounts receivable, net of expected credit losses	$211.9	$241.0
Allowance for credit losses, at December 31, are as follows:

	2024	2023
	(In millions)
Allowance for credit losses as of January 1,	$(1.2)	$(2.6)
Credit loss income and utilization	—	0.4
Foreign currency translation effects	—	1.0
Allowance for credit losses as of December 31,	$(1.2)	$(1.2)
Accounts Receivable Factoring Facilities―For the fiscal years ended December 31, 2024 and 2023, the gross amounts of receivables sold were $440.7 million and $427.2 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expense (income), net. For the fiscal years ended December 31, 2024 and 2023, the loss on receivables sale was $5.0 million and $4.4 million, respectively.
Note D. Inventories
Inventories, net of reserves, at December 31, are as follows:

	2024	2023
	(In millions)
Raw materials, consumables and supplies, net	$103.8	$113.8
Work in process	0.1	0.2
Finished goods, net	186.5	173.1
Total	$290.4	$287.1
As of December 31, 2024 and 2023, inventory reserves were approximately $32.8 million and $25.4 million, respectively. The inventory reserve primarily relates to spare-parts and finished goods.
Note E. Prepaid Expenses and Other Current Assets and Other Assets
Prepaid expenses and Other current assets, at December 31, consist of the following components:

	2024	2023
	(In millions)
VAT	$29.0	$37.3
Deposits	9.9	15.6
Restricted Cash	0.5	2.7
Miscellaneous other	14.8	18.8
Total	$54.2	$74.4
Other assets, at December 31, consist of the following components:

	2024	2023
	(In millions)
Financial assets	$39.5	$36.5
Miscellaneous other	2.0	3.4
Total	$41.5	$39.9

Orion S.A
Notes to the Consolidated Financial Statements
Note F. Property, Plant and Equipment
Property, plant and equipment, at December 31, consists of the following:

	2024	2023
	(In millions)
Land	$28.2	$30.7
Land rights and buildings	139.9	138.1
Plant and machinery	1,339.7	1,308.3
Other equipment, furniture and fixtures, including Asset retirement obligation	51.0	46.2
Construction in progress	215.9	140.0
Total property, plant and equipment	1,774.7	1,663.3
Less: accumulated depreciation	809.7	763.2
Net property, plant and equipment	$965.0	$900.1
Depreciation expense was $101.5 million, $92.4 million and $89.0 million for fiscal years ending December 31, 2024, 2023 and 2022, respectively.
Note G. Leases
Orion has entered into lease contracts as a lessee and is not acting as a lessor. The vast majority of Orion’s lease contracts are for operating assets such as rail cars, company cars, offices and office equipment, etc. Lease costs for the years ended December 31, are as follows:

	2024	2023	2022
	(In millions)
Finance lease costs	$11.2	$9.3	$7.1
Operating lease costs	11.1	8.5	7.1
Short-term leasing costs	5.3	5.5	4.6
Total	$27.6	$23.3	$18.8
ROU assets and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets, at December 31, are as follows:

	2024	2023
	(In millions)
ROU Assets
Operating leases	$36.6	$21.7
Finance leases	81.3	88.9
Total	$117.9	$110.6

Lease Liabilities(1)
Operating leases
Current	$9.6	$6.1
Long-term	26.5	15.4
	36.1	21.5

Finance leases
Current	5.6	6.5
Long-term	80.0	84.9
	85.6	91.4
Total	$121.7	$112.9
(1) Reflected in Current and Other liabilities in the Consolidated Balance Sheets.
The weighted remaining average minimum lease period for finance and operating leases are 16.1 years and 6.3 years, respectively.

Orion S.A
Notes to the Consolidated Financial Statements
Maturities of operating and finance lease liabilities are as follows:

	Finance Leases	Operating Leases	Total
	(In millions)
Next 12 months	$9.3	$10.7	$20.0
1 to 2 years	10.3	5.3	15.6
2 to 3 years	10.3	4.4	14.7
3 to 4 years	10.3	3.8	14.1
4 to 5 years	8.5	3.4	11.9
More than 5 years	73.5	13.4	86.9
Total undiscounted minimum lease payments	122.2	41.0	163.2
Imputed interest	36.6	4.9	41.5
Lease liability (current and non-current)	$85.6	$36.1	$121.7
The weighted average discount rate applied to the lease liabilities for finance and operating leases are 4.8% and 5.6%, respectively.
Note H. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each reportable segment for the years ended December 31, are as follows:

Goodwill	Rubber	Specialty	Total
	(In millions)
Balance as of January 1, 2023	$29.4	$44.0	$73.4
Foreign currency impact	1.1	1.6	2.7
Balance as of December 31, 2023	30.5	45.6	76.1
Foreign currency impact	(1.9)	(2.7)	(4.6)
Balance as of December 31, 2024	$28.6	$42.9	$71.5
Intangible Assets
The components of identifiable intangible assets, at cost, and the related accumulated amortization, at December 31, are as follows:

	2024			2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Developed technology and patents	$65.6	$59.7	$5.9	$69.8	$58.7	$11.1
Customer relationships	70.4	68.1	2.3	74.9	72.2	2.7
Trademarks	17.9	16.2	1.7	19.0	15.6	3.4
Long-term contracts	7.3	2.4	4.9	7.7	2.8	4.9
Other intangible assets	46.7	43.0	3.7	46.8	43.4	3.4
Total intangible assets	$207.9	$189.4	$18.5	$218.2	$192.7	$25.5
Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $7.2 million, $6.1 million and $6.6 million, respectively, and is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.

Orion S.A
Notes to the Consolidated Financial Statements
The estimated aggregate amortization expense for intangible assets for the fiscal years ending December 31, are as follows:

Year	(In millions)
2025	$7.1
2026	4.1
2027	1.4
2028	1.0
2029	0.8
Thereafter	4.1
Total aggregated amortization	$18.5
Note I. Accruals and Other Liabilities
The components of Current accrued liabilities, at December 31, are as follows:

	2024	2023
	(In millions)
Accrued employee compensation	$20.6	$16.4
Accrued liabilities for sales and procurement	7.9	8.5
Accrued liabilities for restructuring	2.2	4.5
Environmental reserves	1.8	2.3
Other accrued liabilities	7.0	10.0
Total	$39.5	$41.7
The components of Other current liabilities, at December 31, are as follows:

	2024	2023
	(In millions)
Employee related liabilities	$6.3	$6.5
Current lease liabilities (refer to Note G. Leases )	15.2	12.6
Other current liabilities	35.9	24.6
Total	$57.4	$43.7
The components of Other long-term liabilities, at December 31, are as follows:

	2024	2023
	(In millions)
Employee related liabilities	$4.4	$4.8
Liabilities for asset retirement obligation	11.4	4.3
Environmental reserve	0.6	0.7
Long-term lease liabilities (refer to Note G. Leases )	106.5	100.3
Other non-current liabilities	0.8	0.5
Total	$123.7	$110.6

Orion S.A
Notes to the Consolidated Financial Statements
Note J. Debt and Other Obligations
Debt and Other Obligations, at December 31, are as follows:

	2024	2023
	(In millions)
Current
Term Loans	$3.0	$3.1
Deferred debt issuance costs - Term Loans	(0.8)	(0.8)
China Term Loan	5.7	—
Other short-term debt and obligations	250.9	134.7
Current portion of long-term debt and other financial liabilities	258.8	137.0
Non-current
Term Loans	598.9	621.8
Deferred debt issuance costs - Term Loans	(2.1)	(3.1)
China Term Loan	50.2	58.6
Long-term debt, net	647.0	677.3
Total	$905.8	$814.3
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
In September 2021, Orion entered into the Ninth Amendment to the Credit Agreement, which includes an amended and restated term loan agreement (the "Term Loans"). The Term Loan facility was allocated to a term loan facility denominated in U.S. dollars of $300 million and denominated in euros of €300 million with both having a maturity date of September 2028, replacing the Prior Term Loans. Interest is calculated based on three months EURIBOR (for the euro-denominated loan) plus a margin of 2.50%, or three-month USD-LIBOR (for the USD-denominated loan) plus a margin of 2.25%. For the U.S. dollar loan, a floor of 0.50% applies and for the euro-denominated loan no floor exists. 1% of the principal amount is required to be repaid per annum in respect to the USD-denominated loans, whereas there is no scheduled amortization for the euro-denominated loans.
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
During 2024, the Company received a 10 basis point interest rate reduction on its sustainability linked Term-Loan because it met 2023 emissions target.
In connection with the September 2021 modification of the Term Loan, Orion incurred approximately $7.8 million of refinancing costs of which $2.8 million of loan origination costs were capitalized and $5.0 million of other fees were directly expensed.
Other provisions of the Credit Agreement relating to the Term Loans remained unchanged.
The Term Loan interest rates as of December 31 were as follows:

	2024	2023
Euro-denominated Term Loan	6.1%	5.6%
U.S. dollars denominated Term Loan	7.4%	7.4%

Orion S.A
Notes to the Consolidated Financial Statements
(b) China Term Loan
To partially finance the construction of our Huaibei facility in China, on March 16, 2022, our wholly owned subsidiary, Orion Engineered Carbons (Huaibei) Co., Ltd. (“OECCL”), entered into a 4.5% fixed interest rate, CNY500 million (approximately $68 million), eight-year term-loan agreement with The Bank of China (“China Term-Loan”) maturing on December 21, 2029. OECCL is required to repay the China Term-Loan principal in semi-annual payments beginning June 2024. Interest is payable quarterly, beginning June 2022. The agreement restricts OECCL’s ability to make external investments, repay intercompany loan or distribute dividends. The principal repayments under the agreement are: 2% in 2024, 10% in 2025 and 22% each year thereafter, concluding in June 2029. The China Term-Loan is secured with the Huaibei facility’s land, construction in progress, and buildings as collateral. As of December 31, 2024, we have drawn $55.9 million on the facility.
(c) Other Short-Term Debt and Obligations
Other short-term debt and obligations, at December 31 were as follows:

	2024	2023
	(In millions)
Revolving Credit Facility	$—	$—
Ancillary Credit Facilities
OEC GmbH outstanding borrowings	147.8	88.8
OEC LLC outstanding borrowings	14.0	21.1
OEC Huaibei outstanding borrowings	16.5	—
Korea Working Capital Loans (capacity $49.2 million)
Uncommitted	1.7	1.9
Committed	22.7	20.1
China Working Capital Loans	11.7	2.8
Repurchase Agreement	36.5	—

Total of Other Short-term Debt and Obligations	$250.9	$134.7

Supplemental information:
Total ancillary capacity - EUR	€234.0	€214.0
Total ancillary capacity - U.S. Dollars	$243.1	$236.5
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
Other provisions of the Credit Agreement relating to the RCF remained unchanged, including the commitment fee, which remains at 35% of the interest margin or 1.0% at December 31, 2024.
As of December 31, 2024 and 2023, there were no borrowings under the RCF.
Letters of credit can be issued for the amount available under the RCF and ancillary facilities. The weighted average interest rates on the utilized RCF and ancillary facilities as of December 31, 2024 and 2023 were 5.7% and 6.2%, respectively.

Orion S.A
Notes to the Consolidated Financial Statements
For the years ended December 31, 2024 and 2023, amortized transaction costs were $0.7 million and $1.9 million, respectively. Amortized transaction costs in 2023 included the release of $0.5 million from Prior RCF.
Unamortized transaction costs included in the Consolidated Balance Sheets, as of December 31, 2024 and 2023, were approximately $2.6 million and $3.6 million, respectively.
As of December 31, 2024, the Company’s net leverage ratio, as defined under the Credit Agreement, was 3.14x.
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
As of December 31, 2024, the total commitment was €300 million (approximately $312 million) and was split between an €66 million RCF tranche and €234 million of bilateral ancillary facilities established directly with several banks under the RCF.
As of December 31, 2024 and 2023, committed ancillary credit facilities totaled $243.1 million and $236.5 million, respectively.
As of December 31, 2024, unutilized ancillary borrowing capacity was approximately $58.9 million.
The general terms of the ancillary credit facilities are linked to the terms in the RCF.
Korea Working Capital Loans—For working capital flexibility, we have a local facility of ₩67.5 billion ($45.8 million). As of December 31, 2024, we have outstanding borrowings of ₩33.5 billion ($22.7 million). In the Consolidated Statements of Cash Flows, this loan is reflected in Cash inflows related to current financial liabilities. Due to the short maturity, the carrying value approximates the fair value.
China Working Capital Loans—For working capital flexibility in Qingdao, we have a local facility of CNY 50.0 million ($6.8 million). As of December 31, 2024 and 2023, we have drawn CNY 49.2 million ($6.8 million) and CNY 20.0 million ($2.8 million), respectively.
For working capital flexibility in Huaibei, in October 2024, we began drawings from a facility agreement totaling $10.0 million. As of December 31, 2024, we have drawn $4.9 million (CNY 36.0 million).
In the Consolidated Statements of Cash Flows, these loans are reflected in Cash inflows related to current financial liabilities. Due to the short maturity, the carrying value approximates the fair value.
Repurchase Agreement—On August 23, 2024, we entered into a repurchase agreement to sell European Emission Allowance (“EUA”) certificates. Under the agreement, we sold 500 thousand EUA certificates for €35.1 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on June 25, 2025 for €36.5 million. The difference between the consideration received and the amount of consideration to be paid will be recognized as interest expense. At December 31, 2024, the amount outstanding, including accrued interest, was $37.0 million. Due to the short maturity, the carrying value approximates the fair value.
Future Years Payment Schedule
The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented in Note G. Leases, are as follows:

Repayment
(In millions)
2025	$8.7
2026	15.6
2027	15.6
2028	605.4
2029	12.5
2030	—
Total	$657.8
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

Orion S.A
Notes to the Consolidated Financial Statements
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
As of December 31, 2024, and 2023, we were in compliance with our debt covenants.
Note K. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of December 31, 2024 and 2023.
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
In September 2021, the Company restructured its previously existing cross-currency swaps in the amount of $197 million, to align with terms of the new U.S. dollar denominated term loan credit facility. Specifically for changes in the loan interest margin of 2.25% (formerly 2.0%) and the three-month USD-LIBOR floor of 0.50% (formerly 0.00%). The cross-currency swap became effective on September 30, 2021 and will expire on September 30, 2028, in line with the maturity of the term loan. This cross-currency swap was determined to be highly effective, continues to qualify for hedge accounting and was cost-neutral.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	December 31, 2024		December 31, 2023		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$38.9	$197.0	$31.3	Other financial assets (non-current)
Interest rate swaps	—	—	303.9	4.6	Other financial assets (non-current)
Total	$197.0	$38.9	$500.9	$35.9

Liabilities
Derivatives designated as hedges:
Cross currency swaps	$—	$—	$—	$—	Other liabilities (non-current)
Interest rate swaps	—	—	—	—	Other liabilities (non-current)
Total	$—	$—	$—	$—
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2024 and 2023.
Our cross currency swaps designated as a cash flow hedge of principal and interest payments related to our Term Loan matures in September 2028.

Orion S.A
Notes to the Consolidated Financial Statements
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

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$601.9	$601.9	$624.9	$617.0
China Term-loan	55.9	56.8	58.6	57.1
Total	$657.8	$658.7	$683.5	$674.1
Term-Loan and China Term-loan in the table above are classified as Level 2.
At both December 31, 2024 and 2023, the fair values of Cash and cash equivalents and restricted cash, Accounts receivable, net, Accounts payable and Accrued liabilities and short term borrowings approximated their carrying values due to the short-term nature of these instruments.
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
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Year Ended December 31, 2024
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(3.3)	$0.1	$—	Interest and other financial expense, net
Interest rate swaps	(4.1)	(0.6)	—	Interest and other financial expense, net
Total	$(7.4)	$(0.5)	$—

	Effect of Financial Instruments
	Year Ended December 31, 2023
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(8.9)	$1.7	$—	Interest and other financial expense, net
Interest rate swaps	(4.9)	—	—	Interest and other financial expense, net
Total	$(13.8)	$1.7	$—

Orion S.A
Notes to the Consolidated Financial Statements

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
The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Consolidated Statement of Operations in the next twelve months is approximately $1.1 million.
Note L. Employee Benefit Plans
Provisions are established to cover defined benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which we operate. Generally, the level of benefit depends on the length of service and the remuneration.
We have defined benefit plans in Germany and South Korea for which Germany accounted for approximately 93.1% and 93.6% in 2024 and 2023, respectively, of provisions for projected defined benefit pension plan obligations. Effective at the end of 2013, all defined benefit plans in Germany were modified to close access to new participants and freeze benefits accrued under these plans at December 31, 2013 levels. Interest expense on the frozen obligation relating to these plans will continue to accrue.
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

Orion S.A
Notes to the Consolidated Financial Statements
Obligations and Funded Status
The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension plan:

Change in Projected Benefit Obligation	December 31
	2024	2023
	(In millions)
Present value of projected benefit obligation at the beginning of the year	$65.4	$56.1
Actuarial (gain)/ loss	1.3	7.7
Service cost	0.3	0.3
Interest cost	2.6	2.6
Benefits paid	(1.7)	(1.6)
Curtailments, settlements, special and contractual termination benefits	(0.4)	(1.2)
Currency translation	(4.1)	1.5
Present value of projected benefit obligation at the end of the year	$63.4	$65.4
Based on the weighted Macaulay method the projected benefit obligation has a duration of 16.0 years (17.0 years in 2023).

Change in Plan Assets	December 31
	2024	2023
	(In millions)
Fair value of plan assets at the beginning of the year	$3.6	$4.5
Actual return on plan assets	0.2	0.2
Employer contributions	0.5	0.1
Settlement	(0.4)	(1.1)
Currency translation	(0.5)	(0.1)
Fair value of plan assets at the end of the year	$3.4	$3.6
The plan assets are held by Orion Engineered Carbons Co. Ltd. Korea, Bupyeong-gu, South Korea, and relate to qualifying insurance policies. These insurance policies do not have a quoted market price. The actual return on plan assets amounted to $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Net Unfunded Status	December 31
	2024	2023
	(In millions)
Projected benefit obligation	$63.4	$65.4
Less: Fair value of plan assets	3.4	3.6
Net unfunded status	$60.0	$61.8

Amount Recognized in the Consolidated Balance Sheets	December 31
	2024	2023
	(In millions)
Non-current assets	$—	$—
Current liabilities	1.5	1.4
Non-current liabilities	58.5	60.4
Net liability recognized - pension plans	$60.0	$61.8

Orion S.A
Notes to the Consolidated Financial Statements
Pension Assumptions and Strategy
The assumptions used in the actuarial valuation of the underlying the obligations are as follows:

Assumptions	December 31
	2024	2023
Discount rate	3.6%	3.6%
Expected long-term rate of return on plan assets	3.5%	4.3%
Rate of compensation/salary increase	3.0%	3.0%
Future pension increase	2.9%	2.4%
Mortality is based on Heubeck guidelines, the generally accepted biometric calculation bases for the balance sheet valuation of pension obligations in Germany.
A 0.5% increase or decrease in the discount rate or in the future pension increase would have impacted the projected benefit obligation as follows:

Sensitivities	December 31, 2024
	Discount rate		Future pension increase
	0.5% decrease	0.5% increase	0.5% decrease	0.5% increase
(In millions)
Impact on projected benefit obligation	$4.7	$(4.2)	$(6.0)	$6.6
Net Periodic Pension Cost (Benefit)

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Service cost	$0.3	$0.3	$0.4
Interest cost	2.6	2.6	1.5
Expected return on plan assets	(0.2)	(0.2)	(0.1)
Net periodic pension cost	$2.7	$2.7	$1.8
The total expected defined benefit pension contribution amounts to $1.7 million in 2025.
The Company paid $19.1 million, $17.9 million and $15.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, for state defined contribution pension schemes (statutory pension insurance) in Germany and other countries. This amount is recognized as personnel expenses in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.
Estimated Future Benefit Payments
We expect the following benefit payments will be made to plan participants in the years from 2025 to 2034:

Benefit payments	(In millions)
2025	$1.7
2026	1.9
2027	2.1
2028	2.3
2029	3.2
2030 - 2034	15.0
We do not anticipate making funding contributions to the Pension Plan in 2025.

Orion S.A
Notes to the Consolidated Financial Statements
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Amounts recognized in AOCI, at December 31, related to the Company's defined benefit pension plan are as follows:

	2024	2023	2022
	(In millions)
Net actuarial (gain) loss	$1.3	$7.7	$(19.5)
Net prior service cost	—	—	—
Balance in accumulated other comprehensive (income) / loss	$1.3	$7.7	$(19.5)
No amount is estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2025.
Plan Assets
The fair value (all Level 2) of Orion's pension plan assets, at December 31, are as follows:

	2024	2023
	(In millions)
Government and corporate fixed income financial instruments	3.4	3.6
Total pension plan assets	$3.4	$3.6
Defined Contribution Plans
We provide tax-qualified retirement contribution plans in the United States for the benefit of all full-time employees. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. For the years ended December 31, 2024, 2023 and 2022 the Company contributions to the Employee Savings Plans were $1.5 million, $2.3 million and $2.0 million, respectively.
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
Restricted Stock—Certain members of our Board of Directors receive compensation in form of Restricted Stock (“RS”) in accordance with our 2023 Non-employee Director Plan. Under this plan 48,688 RS are currently outstanding. The RS vest and become non-forfeitable on the first anniversary of the grant date.

Orion S.A
Notes to the Consolidated Financial Statements
Performance-based Restricted Stock Units
In the following table summarizes PSU activity assuming payout at 100% of target shares for unvested awards:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2024	674,736	$26.67
Granted	348,857	18.99
Vested	(305,939)	15.99
Forfeited	(46,591)	18.30
Unvested at December 31, 2024	671,063	$28.13
During 2023 and 2022 we granted 594,922 and 312,538 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $29.62 and $16.14, respectively.
The 2022 PSU awards based on relative TSR and other metrics will be paid out at a multiple of 1.0X.
Restricted Stock Units
In the following table summarizes RSU activity:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2024	312,177	$21.46
Granted	213,055	20.41
Vested	(195,090)	21.18
Forfeited	(34,395)	17.37
Unvested at December 31, 2024	295,747	$21.37
During 2023 and 2022 weighted average RSU grant-date fair value was $26.14 and $15.83, respectively. Total grant date fair value of RSUs were approximately $5.9 million and $3.8 million during 2023 and 2022, respectively.
Total fair value of RSUs vested was approximately $3.3 million and $7.4 million during 2023 and 2022, respectively.
As of December 31, 2024, we had unrecognized compensation cost of $14.6 million, based on the target amounts, related to unvested PSU, RSU and RS, which is expected to be recognized over a weighted average period of 1.54 years.
During 2024, 2023 and 2022 fiscal years, we recognized compensation expenses of $15.3 million, $15.4 million and $7.7 million, respectively, in the Consolidated Statements of Operations.

Orion S.A
Notes to the Consolidated Financial Statements
Note N. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, for fiscal 2024, 2023 and 2022, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2022	$(34.1)	$(10.8)	$(3.6)	$(48.5)
Other comprehensive income (loss) before reclassification	(13.6)	46.9	20.3	53.6
Income tax effects	0.2	(15.2)	(6.3)	(21.3)
Amounts reclassified from AOCI	—	1.7	—	1.7
Income tax effects	—	(0.5)	—	(0.5)
Currency translation AOCI	—	2.3	0.2	2.5
Balance at December 31,2022	(47.5)	24.4	10.6	(12.5)
Other comprehensive income (loss) before reclassification	(7.9)	(14.9)	(8.1)	(30.9)
Income tax effects	0.3	4.7	2.5	7.5
Amounts reclassified from AOCI	—	1.7	(8.9)	(7.2)
Income tax effects	—	(0.5)	2.8	2.3
Currency translation AOCI	—	0.7	0.2	0.9
Balance at December 31,2023	(55.1)	16.1	(0.9)	(39.9)
Other comprehensive income (loss) before reclassification	(24.5)	(6.7)	(0.7)	(31.9)
Income tax effects	0.2	2.1	0.3	2.6
Amounts reclassified from AOCI	—	(0.5)	—	(0.5)
Income tax effects	—	0.1	—	0.1
Currency translation AOCI	—	(0.3)	—	(0.3)
Balance at December 31,2024	$(79.4)	$10.8	$(1.3)	$(69.9)
Amounts recorded in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial gains or losses over the current year through profit and loss separately from income from operations and amounted to $8.9 million income for the year ended December 31, 2023. We were not outside of the 10% corridor for 2024 or 2022.
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Years Ended December 31,
Dollars in millions, shares in thousands and per share amount in dollars	2024	2023	2022
Net income for the period - attributable to ordinary equity holders of the parent	$44.2	$103.5	$106.2
Weighted average number of ordinary shares	58,223	58,995	60,902
Basic EPS	$0.76	$1.75	$1.74
Dilutive effect of share-based payments	150	985	475
Weighted average number of diluted ordinary shares	58,373	59,980	61,378
Diluted EPS	$0.76	$1.73	$1.73

Orion S.A
Notes to the Consolidated Financial Statements
Note P. Income Taxes
The Company operates in multiple jurisdictions with complex tax and regulatory environments and our income tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations.
Tax provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Current
Domestic (1)	$8.4	$34.3	$17.8
Foreign	21.0	19.7	26.5
Total	29.4	54.0	44.3
Deferred
Domestic (1)	(5.2)	3.1	7.4
Foreign	(14.5)	3.2	(0.2)
Total	(19.7)	6.3	7.2
Provision for income taxes	$9.7	$60.3	$51.5
(1) Domestic refers to Germany.
The following table presents the components of income before income taxes for continuing operations for fiscal years 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Domestic (1)	$5.5	$119.1	$35.5
Foreign	48.4	44.7	122.2
Income before income taxes	$53.9	$163.8	$157.7
(1) Domestic refers to Germany.
A statutory corporate income tax rate of 15.00% was used to calculate the current and deferred taxes for the German entities. A solidarity surcharge of 0.825% and a trade tax rate of 16.18%, for the years ended December 31, 2024, 2023 and 2022, respectively, were also reflected in the calculation. As a result, the overall statutory income tax rate for the German entities was 32.00%, for the years ended December 31, 2024, 2023 and 2022. The current and deferred taxes for the non-German entities were calculated using their respective country-specific tax rates.
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, the amount of tax-free income, and impact of non-deductible expenses.

Orion S.A
Notes to the Consolidated Financial Statements
The following table reconciles the expected tax expense (benefit) at the German statutory tax rate of 32.0% as calculated for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Income before income taxes	$53.9	$163.8	$157.7

Expected income tax thereon	17.0	52.3	50.5
Tax rate differences	1.0	(4.2)	(4.0)
Effect of cross-border tax laws	(9.4)	—	—
Change in valuation allowance	13.0	5.0	1.8
Income taxes for prior years	(1.0)	3.3	—
Uncertain tax position	(13.3)	1.6	0.3
Non-deductible interest expenses	—	0.1	1.9
Non-deductible expenses, and non-deductible taxes	1.5	2.1	3.5
Effects of changes in permanent differences	1.2	—	—
Tax effect on tax-free income	(1.4)	(1.5)	(1.4)
Other tax effects	1.1	1.6	(1.1)
Income tax expense	$9.7	$60.3	$51.5
Effective tax rate	18.0%	36.9%	32.7%
The 2024 effective income tax rate was 18.0% compared with 36.9% in 2023. The decrease in the effective tax rate was mainly due to the release of uncertain tax positions and changes in U.S. international tax laws. Those were partially offset by the effects of valuation allowances on tax losses and nondeductible expenses.
For the tax year ended December 31, 2024, additional valuation allowances were established primarily related to certain foreign net operating losses and other deferred tax assets. As part of the process of preparing the consolidated financial statements, we are required to determine the provision for income taxes. This process involves measuring temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. Non-deductible expenses and non-deductible taxes were analyzed and resulted in additional income tax.

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

	December 31
	2024	2023
	(In millions)
Deferred tax assets
Inventories	$5.8	$3.0
Deferred Compensation	4.0	4.1
Provisions	14.3	13.0
Liabilities including leases liabilities	42.5	40.3
Loss carryforwards	54.0	51.1
Interest carryforwards	5.6	7.1
Tax credits	21.0	8.1
Other	2.6	3.2
Total deferred tax assets	149.8	129.9
Deferred tax asset valuation allowances	(50.5)	(40.1)
Net deferred tax assets	$99.3	$89.8
Deferred Tax Liabilities
Intangible assets	$1.4	$2.2
Property, plant and equipment including right of use assets	92.0	89.9
Financial assets	13.7	10.3
Receivables, other assets	7.1	9.0
Other	—	14.7
Total deferred tax liabilities	$114.2	$126.1
Net deferred tax assets / (liabilities)	$(14.9)	$(36.3)
Our net deferred tax assets and liabilities reflected in our balance sheet are as follows:

Net deferred tax position	December 31
	2024	2023
	(In millions)
Deferred tax assets
Net deferred tax assets	$21.6	$30.0
Deferred tax liabilities
Net deferred tax liabilities	36.5	66.3
Net deferred tax asset / (liability) positions	$(14.9)	$(36.3)
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

Valuation allowance	2024	2023	2022
	(In millions)
As of January 1,	$40.1	$38.1	$36.3
Additions for Loss carryforwards	10.6	6.0	5.2
Additions Other	0.2	0.2	0.8
Reduction for Tax Credits	—	—	(4.2)
Reduction for Loss and Interest carryforwards	(0.4)	(4.2)	—
As of December 31,	$50.5	$40.1	$38.1

Orion S.A
Notes to the Consolidated Financial Statements
The following table provides detail surrounding the expiration dates of the gross amount of tax loss carryforwards and tax credits:

	December 31, 2024
	Net operating loss carryforwards	Tax Credits
	(In millions)
2025 to 2031	$5.0	$6.5
2032 and thereafter	31.1	14.5
Indefinite carryforwards	176.5	—
Total	$212.6	$21.0
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of most of our foreign subsidiaries that would incur incremental tax consequences upon the distribution of such earnings. As of December 31, 2024, we did not provide for deferred taxes on earnings of most of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements. Deferred tax liabilities amounting to $0.1 million, (2023: $0.1 million, 2022: $1.4 million) were recognized for certain subsidiaries for which we are not indefinitely reinvested, and a dividend distribution is expected in the future.
Tax uncertainties
We had no tax benefit relating to uncertain tax positions unrecognized as of December 31, 2024. Tax benefits totaling $13.3 million and $11.6 million relating to uncertain tax positions were unrecognized as of December 31, 2023 and 2022, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2024	2023	2022
	(In millions)
Balance at beginning of the year	$13.3	$11.6	$12.1
Additions for tax positions of prior year	—	1.7	—
Reductions of tax positions of prior year	(11.9)	—	(0.5)
Reductions related to settlements and other	(1.4)	—	—
Balance at end of the year	$—	$13.3	$11.6
As per December 31, 2024 we released all uncertain tax positions in a total amount of $13.3 million and related interest and penalties and associated interest and penalties. We did not accrue anything for interest and penalties as of December 31, 2024. We accrued $4.4 million and $4.0 million for interest and penalties as of December 31, 2023 and 2022, respectively.
Orion and certain subsidiaries are under audit in several jurisdictions. In 2024, the audits in Germany for periods 2011-2017 had been closed and an audit in France has been initiated. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase in future, primarily due to the progression of open audits. We cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Orion S.A
Notes to the Consolidated Financial Statements
Note Q. Commitments and Contingencies
Long-Term Commitments—To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily carbon black oil and natural gas, are in place are as follows:

Maturity	December 31, 2024
(In millions)
2025	$78.7
2026	82.2
2027	82.2
2028	82.2
2029	82.2
2030 and thereafter	313.8
Total	$721.3
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
Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will have a material adverse effect upon our operations, financial condition or impact the Consolidated Financial Statements.
Loss due to misappropriation of assets, net—On August 10, 2024, the Company determined that a Company employee, who is not a Named Executive Officer, was the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties. As a result of this incident, we recognized a one-time pre-tax charge of approximately $55.7 million, net of recoveries, for the unrecovered fraudulently induced wire transfers. The Company has cooperated, and will continue to cooperate, with law enforcement as appropriate and is pursuing recovery of these funds through all legally available means, including potentially available insurance coverage. The incident did not result in any unauthorized access to data or systems maintained by the Company. The business and operations of the Company were not affected. In addition, we incurred $3.6 million of professional fees in connection with our investigations. Together, the amount of $59.3 million is reported in Loss due to misappropriation of assets, net in our Condensed Consolidated Statements of Operations.
The tax benefit related to Loss due to misappropriation of assets, net was $16.4 million.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of December 31, 2024, the Company had guarantees totaling $23.8 million issued by various financial institutions.

Orion S.A
Notes to the Consolidated Financial Statements
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
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, Loss due to misappropriation of assets, net, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.

Orion S.A
Notes to the Consolidated Financial Statements
Segment operating results are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2024
Net sales from external customers	$1,231.2	$646.3	$—	$1,877.5
Cost of Sales	954.3	494.4	—	1,448.7
Gross Profit	276.9	151.9	—	428.8
Selling, general and administrative expenses	152.1	84.7	1.0	237.8
Loss due to misappropriation of assets, net	—	—	59.3	59.3
Other segment items	14.3	15.7	(1.0)	29.0
Income (loss) from operations	110.5	51.5	(59.3)	102.7
LTIP and other non-operating charges	7.2	7.1	—	14.3
Loss due to misappropriation of assets, net	—	—	59.3	59.3
Equity in earnings of affiliated companies, net of tax	0.6	—	—	0.6
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	75.8	49.5	—	125.3
Adjusted EBITDA	$194.1	$108.1	—	$302.2
Assets	$1,047.8	$698.3	$111.2	$1,857.3
Capital expenditures	102.1	104.6	—	206.7

2023
Net sales from external customers	$1,283.3	$610.6	$—	$1,893.9
Cost of Sales	992.6	450.3	—	1,442.9
Gross Profit	290.7	160.3	—	451.0
Selling, general and administrative expenses	135.0	85.7	1.2	221.9
Other segment items	12.2	13.5	(1.9)	23.8
Income (loss) from operations	143.5	61.1	0.7	205.3
LTIP and other non-operating charges	7.2	7.0	(0.7)	13.5
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	70.4	42.6	—	113.0
Adjusted EBITDA	$221.6	$110.7	—	$332.3
Assets	$1,014.3	$703.4	$115.7	$1,833.4
Capital expenditures	99.5	73.3	—	172.8

2022
Net sales from external customers	$1,355.5	$675.4	$—	$2,030.9
Cost of Sales	1,107.4	474.7	—	1,582.1
Gross Profit	248.1	200.7	—	448.8
Selling, general and administrative expenses	137.7	88.6	0.8	227.1
Other segment items	11.0	12.3	1.3	24.6
Income (loss) from operations	99.4	99.8	(2.1)	197.1
LTIP and other non-operating charges	3.4	3.5	2.1	9.0
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	65.1	40.6	—	105.7
Adjusted EBITDA	$168.4	$143.9	—	$312.3
Assets	$1,085.6	$647.1	$156.0	$1,888.7
Capital expenditures	134.1	98.7	—	232.8
Other segment items—Other segment items for each reportable segment includes Research and Development costs and Other expense (income), net.

Orion S.A
Notes to the Consolidated Financial Statements
A reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes for each of the periods presented is as follows:

	2024	2023	2022
	(In millions)
Income before earnings in affiliated companies and income taxes	$53.3	$163.3	$157.2
LTIP and other non-operating charges	14.3	13.5	9.0
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	125.3	113.0	105.7
Loss due to misappropriation of assets, net
Misappropriation of assets, net	55.7	—	—
Professional fees related to misappropriation of assets	3.6	—	—
Equity in earnings of affiliated companies, net of tax	0.6	0.5	0.5
Interest and other financial expense, net	49.4	50.9	39.9
Reclassification of actuarial (gains)/losses from AOCI	—	(8.9)	—
Adjusted EBITDA	$302.2	$332.3	$312.3
LTIP and other non-operating charges include the following:

	2024	2023	2022
	(In millions)
LTIP	15.3	15.4	7.7
Environmental reserves	—	(2.2)	(0.4)
Other non-operating	(1.0)	0.3	1.7
	$14.3	$13.5	$9.0
Geographic information:

Net sales	Years Ended December 31,
	2024	2023	2022
	(In millions)
Americas	$622.5	$657.4	$714.3
USA	430.0	470.4	514.6
Brazil	145.5	145.4	157.9
Rest of Americas	47.0	41.6	41.8
EMEA	831.6	804.5	854.6
Germany	168.3	189.5	227.9
South Africa	66.8	69.5	71.4
Italy	83.6	84.8	90.8
Spain	53.3	52.8	$61.0
Turkey	43.7	47.7	56.4
France	46.4	46.2	52.8
Rest of EMEA	369.5	314.0	294.3
APAC	423.4	432.0	462.0
China	187.0	178.3	173.2
Republic of Korea	130.4	139.0	169.6
Rest of Asia	106.0	114.7	119.2
Total	$1,877.5	$1,893.9	$2,030.9
For the year ended December 31, 2024, one customer in the Rubber segment, aggregating to approximately $280.1 million, accounted for 10% or more of consolidated revenue. For the years ended December 31, 2023 and 2022, two customers in the Rubber segment, aggregating to approximately $466.5 million and $480.2 million, respectively, accounted for 10% or more of consolidated revenue.

Orion S.A
Notes to the Consolidated Financial Statements

Net sales to top ten customers	Years Ended December 31,
	2024	2023	2022
	(In millions)
Rubber segment	804.1	829.8	864.1
Specialty segment	165.4	161.4	177.0

Long-lived tangible assets(1)	December 31
	2024	2023
	(In millions)
Germany	$168.6	$167.6
Sweden	24.5	26.1
Italy	62.1	65.3
Poland	22.1	16.7
Rest of Europe	23.1	23.3
Subtotal Europe	300.4	299.1
United States	530.1	454.3
South Korea	98.2	104.2
South Africa	27.5	18.9
Brazil	17.7	20.8
China	108.9	113.4
Other	0.1	0.1
Total	$1,082.9	$1,010.7
(1) Long-lived assets include property, plant and equipment, net and right-of-use assets, net.
Note S. Related Parties
Related parties include key management personnel having authority and responsibility for planning, directing and monitoring the activities of the Company directly or indirectly and their close family members.
In the normal course of business, Orion from time to time receives services from, or sells products to, related unconsolidated parties, in transactions that are either not material or approved in accordance with our Related Party Transaction Approval Policy.
As of December 31, 2024, related parties primarily includes our joint venture that is accounted for using the equity method of accounting, “Deutsche Gaßrußwerke” (DGW).

	December 31,
	2024	2023
	(In millions)
Trade receivables	$0.4	$0.4
Trade payables	16.9	29.9

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Purchases	$131.0	$111.7	$157.1
Sales and services	3.9	2.5	5.6
Alpha Carbone—In the second quarter of 2024, we invested in Alpha Carbone (“AC”), a French tire recycling company. This partnership will enable AC to produce commercial volumes of tire pyrolysis oil and recovered carbon black. In addition, we entered in a long-term supply agreement for the tire pyrolysis oil produced by AC. The tire pyrolysis oil will be used to manufacture circular carbon black for tire and rubber goods customers.
We invested approximately $0.3 million (€0.3 million) in shares of AC and agreed to contribute, in 12 installments through 2025, $7.0 million (€6.7 million) in convertible bonds. In 2024, we contributed $2.8 million (€2.7 million) in a convertible bond.

Orion S.A
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the remediation of the material weakness in internal controls over financial reporting described below, the CEO and the CFO have concluded that our disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2024.
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
Management conducted its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and discussion with the Company's Audit Committee, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
Material Weakness in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, we determined a material weakness existed over our control over manual wire transfers. Specifically, although we believe our internal controls, as designed, were adequate to prevent or detect unauthorized wire transfers, the control did not operate effectively to safeguard the Company’s assets.
To address the identified material weakness, management implemented the following remedial measures:
•implemented additional processes and controls over the cash disbursement process,
•enhanced management’s quarterly sub-certifications related to the cash disbursement process and increasing the certifiers’ awareness of its financial reporting implications,
•provided training to employees on appropriate cash disbursement practices and procedures, and
•we have and will continue to promote ethical conduct, timely escalation of concerns and communication with employees.
Subsequent to the implementation of these remedial measures, the Company’s controls operated for a sufficient period of time to allow management to conclude, through testing, that the controls are operating effectively, and accordingly, management determined that as of December 31, 2024, the material weakness has been fully remediated.
Audit Report of the Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Ernst & Young, has issued an audit report on management’s internal control over financial reporting which appears below.
Changes in Control over Financial Reporting
Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Orion S.A
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Orion S.A
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Orion S.A.

Opinion on Internal Control Over Financial Reporting

We have audited Orion S.A.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orion S.A. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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
February 19, 2025

Orion S.A
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Directors and certain Governance information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Title

Corning F. Painter	62	Chief Executive Officer
Jeffrey Glajch	62	Chief Financial Officer
Sandra Niewiem	47	Senior Vice President, Global Specialty Carbon Black and EMEA Region
Pedro Riveros	54	Senior Vice President, Global Rubber Carbon Black and Americas Region
Carlos J. Quinones	60	Senior Vice President, Global Operations
Corning F. Painter - Mr. Painter became the CEO of the Company in September 2018. He is responsible for implementing strategy and policies, setting company culture, developing leadership talent and meeting customer and shareholder commitments. Prior to joining the Company, he was the Executive Vice President for the Industrial Gases division at Air Products and Chemicals, a publicly listed global industrial gas company from 2014 until he left the company in 2018. Prior to that, he was Senior Vice President of the Merchant Gases division of Air Products and Chemicals from 2013 to 2014. Mr. Painter joined Air Products and Chemicals in 1984 as a participant in a career development program and held various positions including Vice President, Global Electronics, Senior Vice President, Corporate Strategy and Technology, and Senior Vice President Supply Chain (operations, engineering, procurement and safety). He was based overseas in Asia and Europe for ten years. Mr. Painter has served on numerous non-profit boards. He is a Certified Professional Engineer and holds a Bachelor of Science degree in chemical engineering from Carnegie-Mellon University.
Jeffrey Glajch - Mr. Glajch joined the Company on April 18, 2022, as Chief Financial Officer. Mr. Glajch has over 35 years of experience leading corporate finance and accounting and control functions for both public and private companies. Prior to joining the Company, he served as CFO and Corporate Secretary at Graham Corporation from 2009 to 2022, a NYSE listed company, which is a leading designer and manufacturer of vacuum and heat transfer equipment for energy markets, process industries and the U.S. Navy. Prior to joining the Graham Corporation, he held senior financial roles at a number of public and private companies. Mr. Glajch is on the advisory board of M42, a private AI company. He has previously served on numerous non-profit and university boards. Mr. Glajch holds a Master of Science degree in Industrial Administration (MBA) from Purdue University, a Master of Administrative Science from Johns Hopkins University, a Master of Science degree in chemical engineering from Clarkson University and a Bachelor of Science degree in chemistry from Carnegie-Mellon University.
Dr. Sandra Niewiem - Dr. Niewiem was appointed Senior Vice President Global Specialty Carbon Black and EMEA Region in September 2019. She joined the Company in December 2013 and previously held the position of Vice President Global Product Management and Business Development Specialty Carbon Black. She has over 19 years of experience in process industries, engineering and industrial goods, and more than 13 years in management consulting at a global consulting firm. Dr. Niewiem holds an Economics Doctorate from European Business School, Oestrich-Winkel, Germany and a Master of Science degree in business administration from James Madison University, Virginia.
Pedro Riveros - Mr. Riveros joined the Company in his current role as Senior Vice President, Global Rubber Carbon Black and Americas Region in June 2019. Prior to joining the Company, he served in multiple business leadership roles at Air Products and Chemicals from 1994 to 2019, where his key areas of expertise included business strategy, margin enhancement, productivity and supply chain management. He has over 25 years of experience in varied general management and business management roles in the industrial gas and chemicals area both in North and South America. Mr. Riveros holds a Bachelor of Science degree in mechanical engineering from Rensselaer Polytechnic Institute, New York.
Carlos Quinones - Mr. Quinones joined the Company in his current role as Senior Vice President, Global Operations in June 2019. Prior to joining the Company, he held multiple operational leadership positions at Air Products and Chemicals from 2015 to 2019. Prior to Air Products, Mr. Quinones held various positions of increasing leadership responsibilities in the chemical industry with Praxair, Rohm and Haas/Dow Chemical, and Arco Chemical. Mr. Quinones holds a Bachelor of Science degree in Mechanical Engineering from Texas A&M University.
Code of Conduct/Code of Ethics/Insider Trading Policy
Orion has adopted a Code of Conduct and Insider Trading Policy (included as an Exhibit in this Annual Report) that apply to all Company employees and directors, including the Chief Executive Officer, the Chief Financial Officer, senior management and other senior financial officers. The Code of Conduct and Insider Trading Policy are posted on our website, www.orioncarbons.com (under “Investors” and then

Orion S.A
“Corporate Governance” section). In addition, the Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is posted on our website, www.orioncarbons.com (under “Investors” then “Governance” section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Conduct and Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, senior management or other senior financial officers by posting such information on our website.
Item 11. Executive Compensation
The information required by this item will be included in our proxy statement for the Company’s 2025 annual meeting of stockholders (the “2025 Proxy Statement”) and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

4.2
Description of Orion S.A.’s Common Shares (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 20, 2020 (File No. 001-36563))

10.1
Credit Agreement, dated as of July 25, 2014, among the Company, Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons Bondco GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the revolving borrowers named therein, the guarantors named on the signature page thereto, the lenders named therein, and Goldman Sachs Bank USA as administrative agent (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 31, 2014 (File No. 001-36563)

10.2
First Amendment, dated as of August 7, 2014, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.3
Second Amendment, dated as of September 29, 2016, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.4
Third Amendment, dated as of May 5, 2017, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.5
Fourth Amendment, dated as of May 31, 2017, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, and UniCredit Bank AG, as arranger with respect to the Amendment (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 25, 2017 (File No. 001-36563))

10.6
Fifth Amendment, dated as of November 2, 2017, to the Credit Agreement, by and among Orion S.A,, Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

Orion S.A

10.7
Sixth Amendment, dated as of May 3, 2018, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.8
Seventh Amendment, dated as of October 29, 2018, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.9
Eighth Amendment, dated as of April 2, 2019, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.10
Ninth Amendment, dated as of September 30, 2021, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party thereto, the New Term Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, Goldman Sachs Bank USA as sole book runner and Deutsche Bank Securities Inc., ING Bank, a branch of ING-DiBa AG and UniCredit Bank AG in their capacities as exclusive mandated lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2021).(File No. 001-36563))

10.11
Tenth Amendment, dated as of May 26, 2022, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party hereto, each Lender party hereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders and UniCredit Bank AG in its capacity as exclusive coordinator, bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 4, 2022). (File No. 001-36563))

10.12
Eleventh Amendment, dated as of May 11, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563))

10.13
Twelfth Amendment, dated as of August 16, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36563))

10.14
Thirteenth Amendment, dated as of October 6, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36563))

10.15+
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

10.21†	Form of PSU Award Agreement

10.22†	Form of RSU Award Agreement

10.23†	Form of Director Restricted Share Award Agreement

19	Insider Trading Policy

Orion S.A

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification by Corning F. Painter pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Jeffrey Glajch pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Corning F. Painter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey Glajch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101	XBRL

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Certain confidential information — identified by bracketed asterisks “[****]” — has been omitted from this exhibit pursuant to Item 601 (b)(10) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential

†	Management compensatory arrangement

Orion S.A
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION S.A.

February 19, 2025	By	/s/ Corning F. Painter
Name: Corning F. Painter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corning F. Painter	Chief Executive Officer (Principal Executive Officer)
Corning F. Painter		February 19, 2025

/s/ Jeffrey Glajch	Chief Financial Officer (Principal Financial Officer)
Jeffrey Glajch		February 19, 2025

/s/ Kerry A. Galvin	Director
Kerry A. Galvin		February 19, 2025

/s/ Paul Huck	Director
Paul Huck		February 19, 2025

/s/ Mary Lindsey	Director
Mary Lindsey		February 19, 2025

/s/ Didier Miraton	Director
Didier Miraton		February 19, 2025

/s/ Yi Hyon Paik	Director
Yi Hyon Paik		February 19, 2025

/s/ Dan F. Smith	Director
Dan F. Smith		February 19, 2025

/s/ Hans Dietrich Winkhaus	Director
Hans Dietrich Winkhaus		February 19, 2025

/s/ Michel Wurth	Director
Michel Wurth		February 19, 2025