Form 10-Q
period 2025-03-31
Orion S.A.
filed 2025-05-07
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 56,269,648 shares of common stock outstanding as of May 2, 2025.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024
	(In millions, except share and per share data)
Net sales	$477.7	$502.9
Cost of sales	379.6	380.7
Gross profit	98.1	122.2

Selling, general and administrative expenses	58.4	61.5
Research and development costs	6.6	6.6
Other expenses, net	1.9	1.3
Income from operations	31.2	52.8

Interest and other financial expense, net	13.7	12.7
Income before earnings in affiliated companies and income taxes	17.5	40.1

Income tax expense	8.9	13.5
Earnings in affiliated companies, net of tax	0.5	0.1
Net income	$9.1	$26.7

Weighted-average shares outstanding (in thousands):
Basic	57,058	58,640
Diluted	57,200	59,229
Earnings per share:
Basic	$0.16	$0.46
Diluted	$0.16	$0.45
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net income	$9.1	$26.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2.6	(6.4)
Net losses on derivatives	(1.5)	(0.5)
Defined benefit plans, net	(0.1)	0.1
Other comprehensive income (loss)	1.0	(6.8)
Comprehensive income	$10.1	$19.9
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$37.5	$44.2
Accounts receivable, net	274.0	211.9
Inventories, net	297.0	290.4
Income tax receivables	12.6	12.6
Prepaid expenses and other current assets	67.5	54.2
Total current assets	688.6	613.3
Property, plant and equipment, net	982.4	965.0
Right-of-use assets	116.8	117.9
Goodwill	74.5	71.5
Intangible assets, net	17.5	18.5
Investment in equity method affiliates	10.0	8.0
Deferred income tax assets	46.1	21.6
Other assets	32.3	41.5
Total non-current assets	1,279.6	1,244.0
Total assets	$1,968.2	$1,857.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$180.0	$156.2
Current portion of long-term debt and other financial liabilities	313.0	258.8
Accrued liabilities	35.1	39.5
Income taxes payable	10.8	4.8
Other current liabilities	63.0	57.4
Total current liabilities	601.9	516.7
Long-term debt, net	659.5	647.0
Employee benefit plan obligation	61.2	58.5
Deferred income tax liabilities	54.5	36.5
Other liabilities	125.0	123.7
Total non-current liabilities	900.2	865.7
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,992,259 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 56,459,366 and 57,242,372 shares	85.3	85.3
Treasury stock, at cost, 4,532,893 and 3,749,887	(87.7)	(82.2)
Additional paid-in capital	72.5	84.7
Retained earnings	464.9	457.0
Accumulated other comprehensive loss	(68.9)	(69.9)
Total stockholders' equity	466.1	474.9
Total liabilities and stockholders' equity	$1,968.2	$1,857.3
TY
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows
7

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income	$9.1	$26.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	31.5	28.9
Amortization of debt issuance costs	0.4	0.4
Share-based compensation	2.7	3.5
Deferred tax provision	(5.4)	(4.3)
Foreign currency transactions	(2.0)	(0.5)
Changes in operating assets and liabilities, net:
Trade receivables	(56.7)	(33.2)
Inventories	1.2	3.5
Trade payables	17.2	4.2
Other provisions	(5.2)	(3.3)
Income tax liabilities	3.6	7.5
Other assets and liabilities, net	4.0	(1.0)
Net cash provided by operating activities	0.4	32.4
Cash flows from investing activities:
Acquisition of property, plant and equipment	(29.2)	(33.1)
Net cash used in investing activities	(29.2)	(33.1)
Cash flows from financing activities:
Repayments of long-term debt	(0.8)	(0.8)
Payments for debt issue costs	—	(0.1)
Cash inflows related to current financial liabilities	56.2	49.7
Cash outflows related to current financial liabilities	(12.6)	(40.6)
Dividends paid to shareholders	(1.2)	(1.2)
Repurchase of Common stock	(19.8)	—
Net cash provided by financing activities	21.8	7.0
Increase (decrease) in cash, cash equivalents and restricted cash	(7.0)	6.3
Cash, cash equivalents and restricted cash at the beginning of the period	44.6	40.2
Effect of exchange rate changes on cash	1.4	(1.0)
Cash, cash equivalents and restricted cash at the end of the period	39.0	45.5
Less restricted cash at the end of the period	1.5	1.6
Cash and cash equivalents at the end of the period	$37.5	$43.9
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2025			57,242,372	$85.3	$(82.2)	$84.7	$457.0	$(69.9)	$474.9
Net income			—	—	—	—	9.1	—	9.1
Other comprehensive income, net of tax			—	—	—	—	—	1.0	1.0
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(1,358,316)	—	(19.8)	—	—	—	(19.8)
Stock based compensation			—	—	—	2.7	—	—	2.7
Issuance of stock under equity compensation plans			575,310	—	14.3	(14.9)	—	—	(0.6)
Balance at March 31, 2025			56,459,366	$85.3	$(87.7)	$72.5	$464.9	$(68.9)	$466.1
j

Balance at January 1, 2024			57,898,772	$85.3	$(70.1)	$85.6	$417.6	$(39.9)	$478.5
Net income			—	—	—	—	26.7	—	26.7
Other comprehensive loss, net of tax			—	—	—	—	—	(6.8)	(6.8)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(294,000)	—	(6.8)	—	—	—	(6.8)
Stock based compensation			—	—	—	3.5	—	—	3.5
Issuance of stock under equity compensation plans			703,161	—	13.4	(15.1)	—	—	(1.7)
Balance at March 31, 2024			58,307,933	$85.3	$(63.5)	$74.0	$443.1	$(46.7)	$492.2
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion S.A.’s unaudited Condensed Consolidated Financial Statements include Orion S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report in Form 10-K for the year ended December 31, 2024.
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
Summary of Significant Accounting Policies—Accounting Standards Adopted
Income Taxes—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This guidance requires companies to disclose certain specific categories in the rate reconciliation and provide additional information for reconciling items that meet the quantitative threshold of 5% of the expected tax using the applicable statutory income tax rate. There is also a required disclosure to provide the net income taxes paid or received disaggregated by federal, state, and foreign taxes with jurisdictions to be separately disclosed if the jurisdiction is 5% or more of the total net income taxes paid or received.
Is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this on January 1, 2025.
The adoption of this ASU did not materially impact our Consolidated Financial Statements, however, will require additional disclosures in our Annual Report in Form 10-K for the year ended December 31, 2025.
Summary of Significant Accounting Policies—Accounting Standards Not Yet Adopted
Consolidated Statements of Operations—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, and in January 2025, ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) and Clarifying the Effective Date, respectively. This ASU requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items.
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
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Accounts receivable	$275.6	$213.1
Expected credit losses	(1.6)	(1.2)
Accounts receivable, net	$274.0	$211.9
Accounts Receivable Factoring Facilities―For the three months ended March 31, 2025 and 2024 the gross amount of receivables sold were $102.5 million and $107.6 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net. For the three months ended March 31, 2025 and 2024 the loss on receivables sold was approximately $1.2 million and $1.1 million, respectively.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note C. Inventories
Inventories, net of reserves, are as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Raw materials, consumables and supplies, net	$120.1	$103.8
Work in process	0.2	0.1
Finished goods, net	176.7	186.5
Inventories, net	$297.0	$290.4
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.8)	(0.8)
Current portion of China Term-Loan	5.7	5.7
Other short-term debt and obligations	305.1	250.9
Current portion of long-term debt and other financial liabilities	313.0	258.8
Non-current
Term-Loan	610.9	598.9
Deferred debt issuance costs - Term-Loan	(2.0)	(2.1)
China Term-Loan	50.6	50.2
Long-term debt, net	659.5	647.0
Total	$972.5	$905.8

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)

Other Short-Term Debt and Obligations

	March 31, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility	$16.2	$—

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	155.0	147.8
OEC LLC outstanding borrowings	21.4	14.0
OEC Huaibei outstanding borrowings	21.0	16.5

Korea Working Capital Loans (capacity $49.2 million)
Uncommitted	1.7	1.7
Committed	23.7	22.7
China Working Capital Loans (capacity $16.9 million)	16.8	11.7
Repurchase Agreement	49.3	36.5

Total of Other Short-term Debt and Obligations	$305.1	$250.9

Supplemental information:
Total ancillary capacity - EUR	€234.0	€234.0
Total ancillary capacity - U.S. Dollars	$253.1	$243.1
Revolving credit facility
As of March 31, 2025, total capacity under our senior secured revolving credit facility (the “RCF”) and ancillary facilities is €300 million ($324.5 million). As of March 31, 2025 and December 31, 2024, availability under the RCF and ancillary facilities is $104.8 million and $127.5 million, respectively.
As of March 31, 2025, borrowings under the RCF were $16.2 million. There were no borrowings under the RCF as of December 31, 2024. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
Repurchase Agreement—We entered into repurchase agreements to sell European Emission Allowance (“EUA”) certificates. Under the agreement on August 23, 2024, we sold 500 thousand EUA certificates for €35.1 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on June 25, 2025 for €36.5 million.
On March 19, 2025, we sold an additional 145 thousand EUA certificates for €10.5 million cash to another counterparty. This counterparty also has an obligation to resell, and we have the obligation to purchase the same or substantially the same EUA certificates on January 28, 2026 for €10.8 million.
The difference between the considerations received and the amount of consideration to be paid will be recognized as an interest expense. At March 31, 2025, the amount outstanding, including accrued interest, was $50.3 million. Due to the short maturity, the carrying value approximates the fair value.
As of March 31, 2025, we are in compliance with our debt covenants.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report in Form 10-K for the year ended December 31, 2024.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
No significant concentration of credit risk existed as of March 31, 2025 or December 31, 2024.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	March 31, 2025		December 31, 2024		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$29.9	$197.0	$38.9	Other financial assets (non-current)
Total	$197.0	$29.9	$197.0	$38.9
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Condensed Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during 2025 or 2024.
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Short-term and Long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$613.9	$613.9	$601.9	$601.9
China Term-Loan	56.3	57.2	55.9	56.8
Total	$670.2	$671.1	$657.8	$658.7
The Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Mar 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2025	2024	2025	2024
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(2.0)	$0.7	$(0.3)	$0.4	Interest and other financial expense, net
Interest rate swaps	—	(2.0)	—	—	Interest and other financial expense, net
Total	$(2.0)	$(1.3)	$(0.3)	$0.4
Cross currency swaps related to our Term-Loans, which mature in September 2028, are designated as cash flow hedges.
In the next twelve months, approximately $1.1 million recognized in AOCI related to cash flow hedges will be reclassified to the Condensed Consolidated Statement of Operations.
See “Note K. Financial Instruments and Fair Value Measurement”, included in our Annual Report in Form 10-K for the year ended December 31, 2024, for additional information relating to our derivatives instruments.
Note F. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension costs include the following:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Service cost	$0.3	$0.3
Interest cost	0.6	0.4
Net periodic pension cost	$0.9	$0.7
Service costs were recorded in Income from operations in Selling, general and administrative expenses, and interest costs were recorded in Interest and other financial expense, net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2025	$(79.4)	$10.8	$(1.3)	$(69.9)
Other comprehensive income (loss) before reclassifications	2.3	(2.8)	—	(0.5)
Income tax effects before reclassifications	0.3	0.9	—	1.2
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.6	(0.1)	0.5
Balance at March 31, 2025	(76.8)	9.3	(1.4)	(68.9)

Balance at January 1, 2024	$(55.1)	$16.1	$(0.9)	$(39.9)
Other comprehensive loss before reclassifications	(6.3)	(0.4)	0.2	(6.5)
Income tax effects before reclassifications	(0.1)	0.1	(0.1)	(0.1)
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at March 31, 2024	(61.5)	15.6	(0.8)	(46.7)
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2025	2024
	(In millions, except share and per share data)
Net income attributable to ordinary equity holders	$9.1	$26.7
Weighted average number of Common stock (in thousands)	57,058	58,640
Basic EPS	$0.16	$0.46
Dilutive effect of share based payments (in thousands)	142	589
Weighted average number of diluted Common stock (in thousands)	57,200	59,229
Diluted EPS	$0.16	$0.45
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
The income tax expense for the three months ended March 31, 2025 and 2024 were $8.9 million and $13.5 million, respectively.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2025	2024
Effective income tax rates	50.9%	33.7%
The change in our effective tax rate for the three and three months ended March 31, 2025 as compared to the three and three months ended March 31, 2024 was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
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
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of March 31, 2025, the Company had guarantees totaling $24.3 million issued by various financial institutions.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended March 31, 2025 and 2024 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2025
Net sales from external customers	$317.0	$160.7	$—	$477.7
Cost of Sales	258.9	120.7	—	379.6
Gross Profit	58.1	40.0	—	98.1
Selling, general and administrative expenses	36.1	22.0	0.3	58.4
Other segment items	4.6	3.6	0.3	8.5
Income (loss) from operations	17.4	14.4	(0.6)	31.2
LTIP and other non-operating charges	1.8	0.6	0.6	3.0
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	21.1	10.4	—	31.5
Adjusted EBITDA	$40.8	$25.4	$—	$66.2
Assets	$1,105.4	$732.6	$130.2	$1,968.2
Capital expenditures	14.1	15.1	—	29.2

2024
Net sales from external customers	$332.0	$170.9	$—	$502.9
Cost of Sales	251.5	129.2	—	380.7
Gross Profit	80.5	41.7	—	122.2
Selling, general and administrative expenses	38.4	22.9	0.2	61.5
Other segment items	3.7	4.2	—	7.9
Income (loss) from operations	38.4	14.6	(0.2)	52.8
LTIP and other non-operating charges	2.2	1.1	0.2	3.5
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	16.7	12.2	—	28.9
Adjusted EBITDA	$57.4	$27.9	$—	$85.3
Assets	$1,021.6	$717.6	$135.4	$1,874.6
Capital expenditures	18.4	14.7	—	33.1
Other segment items—Other segment items for each reportable segment includes Research and Development costs and Other expense (income), net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Income before earnings in affiliated companies and income taxes	$17.5	$40.1
LTIP and other non-operating charges	3.0	3.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	31.5	28.9
Equity in earnings of affiliated companies, net of tax	0.5	0.1
Interest and other financial expense, net	13.7	12.7
Adjusted EBITDA	$66.2	$85.3
LTIP and other non-operating charges include the following:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Long term incentive plan	$2.7	$3.5
Other non-operating	0.3	—
LTIP and other non-operating charges	$3.0	$3.5
Note L. Subsequent Events
Cash Flows Hedge—Subsequent March 31, 2025, to hedge the variable interest rate Euro-denominated term loan, on April 25, 2025, the Company entered into two interest rate swaps aggregating to €200.0 million. The fixed interest rates vary between 1.925% and 1.928% as compared to the floating rate, which is based on SOFR. The interest rate swaps will expire on September 25, 2028 in line with the maturity of the Term-Loan.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2025 and 2024 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
Our operations are managed by senior executives who report to our Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). Adjusted EBITDA is used by our CODM to evaluate our operating performance and to make decisions regarding allocation of capital, because it excludes the effects of items that have less bearing on the performance of our underlying core business. We use this measure, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing our business. We believe these measures are useful measures of financial performance in addition to Net income, Income from operations and other profitability measures under GAAP, because they facilitate operating performance comparisons from period to period. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization, historic cost and age of assets, financing and capital structures and taxation positions or regimes, we believe that Adjusted EBITDA provides a useful additional basis for evaluating and comparing the current performance of the underlying operations. In addition, we believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2025	2024	Delta
	(In millions, except volume)			%
Volume (in kmt)	251.7	248.4	3.3	1.3

Net sales	$477.7	$502.9	$(25.2)	(5.0)
Cost of sales	379.6	380.7	(1.1)	(0.3)
Gross profit	98.1	122.2	(24.1)	(19.7)
Selling, general and administrative expenses	58.4	61.5	(3.1)	(5.0)
Research and development costs	6.6	6.6	—	—
Other expenses, net	1.9	1.3	0.6	46.2
Income from operations	31.2	52.8	(21.6)	(40.9)
Interest and other financial expense, net	13.7	12.7	1.0	7.9
Income before earnings in affiliated companies and income taxes	17.5	40.1	(22.6)	(56.4)
Income tax expense	8.9	13.5	(4.6)	(34.1)
Earnings in affiliated companies, net of tax	0.5	0.1	0.4	400.0
Net income	9.1	26.7	(17.6)	(65.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2.6	(6.4)	9.0	(140.6)
Net losses on derivatives	(1.5)	(0.5)	(1.0)	200.0
Defined benefit plans, net	(0.1)	0.1	(0.2)	(200.0)
Total other comprehensive (loss) income, net of tax	1.0	(6.8)	7.8	(114.7)
Comprehensive income	$10.1	$19.9	$(9.8)	(49.2)
Reconciliation of Non-GAAP Financial Measures
The following table presents reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024	Delta
	(In millions)			%
Net income	$9.1	$26.7	$(17.6)	(65.9)
Add back Income tax expense	8.9	13.5	(4.6)	(34.1)
Add back Equity in earnings of affiliated companies, net of tax	(0.5)	(0.1)	(0.4)	400.0
Income before earnings in affiliated companies and income taxes	17.5	40.1	(22.6)	(56.4)
Add back Interest and other financial expense, net	13.7	12.7	1.0	7.9
Income from operations	31.2	52.8	(21.6)	(40.9)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	31.5	28.9	2.6	9.0
EBITDA	62.7	81.7	(19.0)	(23.3)
Equity in earnings of affiliated companies, net of tax	0.5	0.1	0.4	400.0
Long term incentive plan	2.7	3.5	(0.8)	(22.9)
Other adjustments	0.3	—	0.3	—
Adjusted EBITDA	$66.2	$85.3	$(19.1)	(22.4)
Adjusted EBITDA Specialty Carbon Black	$25.4	$27.9	$(2.5)	(9.0)
Adjusted EBITDA Rubber Carbon Black	$40.8	$57.4	$(16.6)	(28.9)

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results Discussion
For the three months ended March 31, 2025 compared to three months ended March 31, 2024
Net sales
Volume for the three months ended March 31, 2025 increased in aggregate by 3.3 kmt to 251.7 kmt, year over year, due to higher volume in the Rubber Carbon Black segment.
Net sales for the three months ended March 31, 2025 decreased by $25.2 million, or 5.0%, to $477.7 million, year over year, primarily due to lower oil price and unfavorable foreign exchange rate impact. Those were partially offset by higher volume in Rubber Carbon Black segment.
Cost of sales
Cost of sales for the three months ended March 31, 2025 decreased marginally by $1.1 million, or 0.3%, to $379.6 million, year over year.
Gross profit
Gross profit for the three months ended March 31, 2025 decreased by $24.1 million, or 19.7%, to $98.1 million, year over year. The decrease was driven primarily by unplanned downtime, unfavorable timing from the pass-through of raw material costs and unfavorable foreign exchange rate impact.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2025 decreased by $3.1 million, or 5.0% to $58.4 million, year over year, primarily driven by lower distribution costs.
Provision for income taxes
For the three months ended March 31, 2025, the Company recognized Income before earnings in affiliated companies and income taxes of $17.5 million, compared to Income before earnings in affiliated companies and income taxes of $40.1 million for the three months ended March 31, 2024.
The income tax expense for the three months ended March 31, 2025 was $8.9 million compared to income tax expense of $13.5 million for the three months ended March 31, 2024.
The effective tax rate for the three months ended March 31, 2025, and 2024 was 50.9% and 33.7%, respectively. The increase in effective tax rate for three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to changes in projected pre-tax income mix in countries with varying statutory tax rates.
Comprehensive Income (loss)
Comprehensive income (loss) decreased in the first quarter of 2025 by $9.8 million to $10.1 million, year over year. The components of Comprehensive income (loss) are discussed below:
Net income decreased by $17.6 million in the first quarter of 2025 compared to the first quarter of 2024.
The activities from the components of Other Comprehensive income are discussed below:
•$9.0 million of net favorable impact due to change in foreign currency translation adjustments due to weakening of the U.S. dollar versus euro.
Those increases were partially offset by:
•$1.0 million of net unfavorable impact related to financial derivative instruments primarily driven by net periodic changes in cross currency swaps.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased in the first quarter of 2025 by $19.1 million, or 22.4%, to $66.2 million, year over year.
The decrease was driven by unplanned downtime and unfavorable timing from the pass-through of raw material costs.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2025	2024	Delta
	(In millions)			%
Specialty Carbon Black
Volume (kmt)	61.9	63.3	(1.4)	(2.2)
Net sales	$160.7	$170.9	$(10.2)	(6.0)
Cost of sales	120.7	129.2	(8.5)	(6.6)
Gross profit	$40.0	$41.7	$(1.7)	(4.1)
Adjusted EBITDA	$25.4	$27.9	$(2.5)	(9.0)

Rubber Carbon Black
Volume (kmt)	189.8	185.1	4.7	2.5
Net sales	$317.0	$332.0	$(15.0)	(4.5)
Cost of sales	258.9	251.5	7.4	2.9
Gross profit	$58.1	$80.5	$(22.4)	(27.8)
Adjusted EBITDA	$40.8	$57.4	$(16.6)	(28.9)
Specialty Carbon Black
Volume decreased by 1.4 kmt, or 2.2%, year over year, to 61.9 kmt for the three months ended March 31, 2025, primarily due to lower demand in the Americas region.
Net sales decreased by $10.2 million, or 6.0%, year over year, to $160.7 million for the three months ended March 31, 2025, primarily due to lower oil price and unfavorable foreign exchange impact.
Gross profit decreased by $1.7 million, or 4.1%, year over year, to $40.0 million for the three months ended March 31, 2025, primarily driven by lower volume.
Adjusted EBITDA for the three months ended March 31, 2025 decreased by $2.5 million, or 9.0%, year over year, to $25.4 million. The decrease was primarily due to lower volume.
Rubber Carbon Black
Volume increased by 4.7 kmt, or 2.5%, year over year, to 189.8 kmt for the three months ended March 31, 2025, primarily due to higher demand in the Americas and Asia Pacific regions.
Net sales decreased by $15.0 million, or 4.5%, year over year, to $317.0 million for the three months ended March 31, 2025, primarily due to lower oil price and unfavorable foreign exchange impact.
Gross profit for the three months ended March 31, 2025 decreased by $22.4 million, or 27.8%, year over year, to $58.1 million. The decrease was primarily due to unplanned downtime, unfavorable timing from the pass-through of raw material costs, customer and regional mix and higher fixed costs.
Adjusted EBITDA decreased by $16.6 million, or 28.9%, year over year, to $40.8 million for the three months ended March 31, 2025, driven primarily by unplanned downtime, unfavorable timing from the pass-through of raw material costs and customer and regional mix.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(In millions, except volume)
Net cash provided by operating activities	$0.4	$32.4
Net cash used in investing activities	(29.2)	(33.1)
Net cash provided by financing activities	21.8	7.0
2025
Net cash provided by operating activities during the three months ended March 31, 2025 was $0.4 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $102.5 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities in the three months ended March 31, 2025 amounted to $29.2 million. The expenditures were primarily related to safety, maintenance and growth investments.
Net cash provided by financing activities during the three months ended March 31, 2025 amounted to $21.8 million. These inflows primarily consisted of $24.5 million related to other short-term debt borrowings and $19.1 million, net borrowings under our ancillary credit facilities. Those were partially offset by scheduled debt repayments, dividend distributions and stock buybacks.
2024
Net cash provided by operating activities for the three months ended March 31, 2024, amounted to $32.4 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $107.6 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities for the three months ended March 31, 2024, amounted to $33.1 million. These expenditures were composed of a combination of safety and maintenance-related.
Net cash provided by financing activities for the three months ended March 31, 2024, amounted to $7.0 million. These inflows primarily consisted of $37.5 million related to other short-term debt borrowings, partially offset by $28.4 million, net related to repayment of our ancillary credit facilities.
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
As of March 31, 2025, the company had total liquidity of $166.2 million, including cash and equivalents of $37.5 million, $104.8 million availability under our revolving credit facility, including ancillary lines, and $23.9 million of capacity under other available credit lines.

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

	March 31, 2025	December 31, 2024
	(In millions, except volume)
Accounts receivable, net	$274.0	$211.9
Inventories, net	297.0	290.4
Accounts payable	(180.0)	(156.2)
Net working capital	$391.0	$346.1
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
Our Net working capital increased from $346.1 million as of December 31, 2024, to $391.0 million as of March 31, 2025. The primary working capital change drivers, year over year, were as follows:
•Inventories, net—Increase in production to meet forecasted demand resulted in increased raw material and finished goods inventory; and
•Accounts receivable, net—This increase was primarily driven by higher sales, partially offset by factoring of certain accounts receivables. Refer Note B. Accounts Receivable for discussion.
Those increases were partially offset by:
•Accounts payable—Increase in accounts payable was primarily due to timing of payments, partially offset by higher production compared to year end.
Capital expenditures (A Non-GAAP Financial Measure)
We plan to finance our Capital expenditures with cash generated by our operating activities and/or by utilizing existing debt capacity. We currently do not have any material commitments to make Capital expenditures, except for the under-construction facility at La Porte, Texas. We do not plan to make material Capital expenditures outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements.

Orion S.A.
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report contains and refers to certain forward-looking statements with respect to our financial condition, results of operations and business. These statements constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements of future expectations that are based on management’s current expectations and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those expressed or implied in these statements. Forward-looking statements include, among others, statements concerning our potential exposure to market risks, macroeconomic conditions including tariffs, expected plant uptime, market conditions, anticipated customer demand, expected impacts of operational improvements and foreign exchange, expectations regarding capital expenditures, working capital and free cash flow, our outlook for 2025, and other statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions and statements that are not limited to statements of historical or present facts or conditions.
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
•our profit and cash flow projections;
•the outcome of any in-progress, pending or possible litigation or regulatory proceedings;
•the impact of adoption of ASU 2025-01 on our financial results;
•the sufficiency of our cash on hand, cash provided by operating activities and borrowings to pay our operating expenses, satisfy our debt obligations and fund capital expenditures; and
•our projections and expectations for pricing, financial results and performance in 2025 and beyond.
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
•changes in the geopolitical environment or government policy, including related to tariffs, counter-tariffs and other trade barriers;
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

Orion S.A.
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
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” and in “Note Q. Commitments and Contingencies” to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation in our Annual Report in Form 10-K for the year ended December 31, 2024 and in our quarterly reports in Form 10-Q and the unaudited Condensed Consolidated Financial Statements contained therein. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, as a result of new information, future events or other information, other than as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended March 31, 2025 does not differ materially from “Item 7A” in our Annual Report in Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to risk factors associated with our business previously disclosed in “Item A. Risk Factors” in our Annual Report in Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Period	Total number of Common stock purchased	Average price paid per stock	Total number of Common stock purchased as part of publicly announced plans	Maximum number of Common stock yet be purchased as part of publicly announced plans
6.9 million of Common Stock Repurchase Program
January 1 — 31, 2025	424,122	$14.83	424,122	4,463,870
February 1 — 28, 2025	395,819	14.35	395,819	4,068,051
March 1 — 31, 2025	291,391	13.38	291,391	3,776,660
Repurchased in 2025 first quarter	1,111,332		1,111,332	3,776,660
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

ORION S.A.

May 7, 2025	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer