Form 10-Q
period 2025-06-30
Orion S.A.
filed 2025-08-06
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 56,149,706 shares of common stock outstanding as of August 1, 2025.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net sales	$466.4	$477.0	$944.1	$979.9
Cost of sales	368.0	367.2	747.6	747.9
Gross profit	98.4	109.8	196.5	232.0

Selling, general and administrative expenses	57.7	60.3	116.1	121.8
Research and development costs	6.5	6.5	13.1	13.1
Other expenses, net	2.1	1.4	4.0	2.7
Income from operations	32.1	41.6	63.3	94.4

Interest and other financial expense, net	19.1	12.2	32.8	24.9
Income before earnings in affiliated companies and income taxes	13.0	29.4	30.5	69.5

Income tax expense	4.6	9.1	13.5	22.6
Earnings in affiliated companies, net of tax	0.6	0.2	1.1	0.3
Net income	$9.0	$20.5	$18.1	$47.2

Weighted-average shares outstanding (in thousands):
Basic	56,153	58,388	56,603	58,514
Diluted	56,320	59,185	56,829	59,229
Earnings per share:
Basic	$0.16	$0.35	$0.32	$0.81
Diluted	$0.16	$0.35	$0.32	$0.80
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net income	$9.0	$20.5	$18.1	$47.2
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(2.6)	(8.3)	—	(14.7)
Net losses on derivatives	(2.0)	(1.2)	(3.5)	(1.7)
Defined benefit plans, net	(0.1)	0.1	(0.2)	0.2
Other comprehensive loss	(4.7)	(9.4)	(3.7)	(16.2)
Comprehensive income	$4.3	$11.1	$14.4	$31.0
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$42.6	$44.2
Accounts receivable, net	270.0	211.9
Inventories, net	285.7	290.4
Income tax receivables	14.5	12.6
Prepaid expenses and other current assets	69.7	54.2
Total current assets	682.5	613.3
Property, plant and equipment, net	1,030.7	965.0
Right-of-use assets	120.5	117.9
Goodwill	80.7	71.5
Intangible assets, net	17.2	18.5
Investment in equity method affiliates	11.3	8.0
Deferred income tax assets	66.4	21.6
Other assets	15.6	41.5
Total non-current assets	1,342.4	1,244.0
Total assets	$2,024.9	$1,857.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$173.4	$156.2
Current portion of long-term debt and other financial liabilities	342.0	258.8
Accrued liabilities	31.0	39.5
Income taxes payable	16.9	4.8
Other current liabilities	57.5	57.4
Total current liabilities	620.8	516.7
Long-term debt, net	680.2	647.0
Employee benefit plan obligation	66.5	58.5
Deferred income tax liabilities	60.8	36.5
Other liabilities	130.1	123.7
Total non-current liabilities	937.6	865.7
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,992,259 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 56,046,226 and 57,242,372 shares	85.3	85.3
Treasury stock, at cost, 4,946,033 and 3,749,887	(90.3)	(82.2)
Additional paid-in capital	73.5	84.7
Retained earnings	471.6	457.0
Accumulated other comprehensive loss	(73.6)	(69.9)
Total stockholders' equity	466.5	474.9
Total liabilities and stockholders' equity	$2,024.9	$1,857.3
TY
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows
7

	Six Months Ended June 30,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income	$18.1	$47.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	63.5	59.2
Amortization of debt issuance costs	0.8	0.8
Share-based compensation	6.3	6.5
Deferred taxes	(17.5)	(6.0)
Foreign currency transactions	(8.3)	0.3
Changes in operating assets and liabilities, net:
Trade receivables	(39.7)	(39.3)
Inventories	26.9	(5.4)
Trade payables	(1.1)	5.1
Other provisions	(10.6)	(0.7)
Income tax liabilities	6.3	(3.0)
Other assets and liabilities, net	9.4	(3.0)
Net cash provided by operating activities	54.1	61.7
Cash flows from investing activities:
Acquisition of property, plant and equipment	(71.4)	(87.8)
Net cash used in investing activities	(71.4)	(87.8)
Cash flows from financing activities:
Repayments of long-term debt	(4.4)	(2.1)
Payments for debt issue costs	—	(0.2)
Cash inflows related to current financial liabilities	97.8	115.9
Cash outflows related to current financial liabilities	(52.2)	(80.9)
Dividends paid	(2.4)	(2.4)
Repurchase of Common stock	(24.8)	(6.8)
Net cash provided by financing activities	14.0	23.5
Decrease in cash, cash equivalents and restricted cash	(3.3)	(2.6)
Cash, cash equivalents and restricted cash at the beginning of the period	44.7	40.2
Effect of exchange rate changes on cash	2.7	(1.8)
Cash, cash equivalents and restricted cash at the end of the period	44.1	35.8
Less restricted cash at the end of the period	1.5	1.6
Cash and cash equivalents at the end of the period	$42.6	$34.2
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2025			57,242,372	$85.3	$(82.2)	$84.7	$457.0	$(69.9)	$474.9
Net income			—	—	—	—	9.1	—	9.1
Other comprehensive income, net of tax			—	—	—	—	—	1.0	1.0
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(1,358,316)	—	(19.8)	—	—	—	(19.8)
Stock based compensation			—	—	—	2.7	—	—	2.7
Issuance of stock under equity compensation plans			575,310	—	14.3	(14.9)	—	—	(0.6)
Balance at March 31, 2025			56,459,366	$85.3	$(87.7)	$72.5	$464.9	$(68.9)	$466.1
Net income			—	—	—	—	9.0	—	9.0
Other comprehensive loss, net of tax			—	—	—	—	—	(4.7)	(4.7)
Dividends	$0.04	per share	—	—	—	—	(2.3)	—	(2.3)
Repurchases of Common stock			(444,790)	—	(5.0)	—	—	—	(5.0)
Stock based compensation			—	—	—	3.6	—	—	3.6
Issuance of stock under equity compensation plans			31,650	—	2.4	(2.6)	—	—	(0.2)
Balance at June 30, 2025			56,046,226	$85.3	$(90.3)	$73.5	$471.6	$(73.6)	$466.5
j

Balance at January 1, 2024			57,898,772	$85.3	$(70.1)	$85.6	$417.6	$(39.9)	$478.5
Net income			—	—	—	—	26.7	—	26.7
Other comprehensive loss, net of tax			—	—	—	—	—	(6.8)	(6.8)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(294,000)	—	(6.8)	—	—	—	(6.8)
Stock based compensation			—	—	—	3.5	—	—	3.5
Issuance of stock under equity compensation plans			703,161	—	13.4	(15.1)	—	—	(1.7)
Balance at March 31, 2024			58,307,933	$85.3	$(63.5)	$74.0	$443.1	$(46.7)	$492.2
Net income			—	—	—	—	20.5	—	20.5
Other comprehensive loss, net of tax			—	—	—	—	—	(9.4)	(9.4)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Stock based compensation			—	—	—	3.0	—	—	3.0
Issuance of stock under equity compensation plans			48,688	—	0.8	(0.8)	—	—	—
Balance at June 30, 2024			58,356,621	$85.3	$(62.7)	$76.2	$461.2	$(56.1)	$503.9
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
This ASU is effective for fiscal years beginning after December 15, 2024. We adopted this on January 1, 2025.
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
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Accounts receivable	$271.3	$213.1
Expected credit losses	(1.3)	(1.2)
Accounts receivable, net	$270.0	$211.9
Accounts Receivable Factoring Facilities―For the three months ended June 30, 2025 and 2024 the gross amount of receivables sold were $125.7 million and $110.8 million, respectively. For the six months ended June 30, 2025 and 2024 the gross amount of receivables sold were $228.2 million and $218.4 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net. For the three months ended June 30, 2025 and 2024 the loss on receivables sold was approximately $1.4 million and $1.3 million, respectively. For the six months ended June 30, 2025 and 2024 the loss on receivables sold was approximately $2.6 million and $2.4 million, respectively.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note C. Inventories
Inventories, net of reserves, are as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Raw materials, consumables and supplies, net	$103.8	$103.8
Work in process	—	0.1
Finished goods, net	181.9	186.5
Inventories, net	$285.7	$290.4
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.9)	(0.8)
Current portion of China Term-Loan	9.3	5.7
Other short-term debt and obligations	330.6	250.9
Current portion of long-term debt and other financial liabilities	342.0	258.8
Non-current
Term-Loan	637.3	598.9
Deferred debt issuance costs - Term-Loan	(1.9)	(2.1)
China Term-Loan	44.8	50.2
Long-term debt, net	680.2	647.0
Total	$1,022.2	$905.8

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)

Other Short-Term Debt and Obligations

	June 30, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility	$35.2	$—

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	166.5	147.8
OEC LLC outstanding borrowings	20.1	14.0
OEC Huaibei outstanding borrowings	19.7	16.5

Korea Working Capital Loans (capacity $53.5 million)
Uncommitted	1.9	1.7
Committed	18.5	22.7
China Working Capital Loans (capacity $17.0 million)	14.3	11.7
Repurchase Agreement	54.4	36.5

Total of Other Short-term Debt and Obligations	$330.6	$250.9

Supplemental information:
Total ancillary capacity - EUR	€234.0	€234.0
Total ancillary capacity - U.S. Dollars	$274.2	$243.1
Revolving credit facility
As of June 30, 2025, total capacity under our senior secured revolving credit facility (the “RCF”) and ancillary facilities is €300 million ($351.6 million). As of June 30, 2025 and December 31, 2024, availability under the RCF and ancillary facilities is $103.5 million and $127.5 million, respectively.
As of June 30, 2025, borrowings under the RCF were $35.2 million. There were no borrowings under the RCF as of December 31, 2024. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
Repurchase Agreement—We entered into repurchase agreements to sell European Emission Allowance (“EUA”) certificates. Under the agreement on March 19, 2025, we sold 145 thousand EUA certificates for €10.5 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on January 28, 2026 for €10.8 million.
On June 23, 2025, we sold an additional 500 thousand EUA certificates for €36.0 million cash to another counterparty. This counterparty also has an obligation to resell, and we have the obligation to purchase the same or substantially the same EUA certificates on September 18, 2025 for €36.2 million.
The difference between the considerations received and the amount of consideration to be paid will be recognized as an interest expense. At June 30, 2025, the amount outstanding, including accrued interest, was $54.5 million. Due to the short maturity, the carrying value approximates the fair value.
As of June 30, 2025, we are in compliance with our debt covenants.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
No significant concentration of credit risk existed as of June 30, 2025 or December 31, 2024.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	June 30, 2025		December 31, 2024		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$12.3	$197.0	$38.9	Other financial assets (non-current)
Interest rate swaps	234.4	0.5	—	—	Other financial assets (non-current)
Total	$431.4	$12.8	$197.0	$38.9
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Condensed Consolidated Balance Sheets.
New Cash Flows Hedge—To hedge the variable interest rate Euro-denominated term loan, on April 25, 2025, the Company entered into two interest rate swaps aggregating to €200.0 million. The interest rate for two fixed interest rate swaps are 1.925% and 1.928%. The floating rate is based on SOFR. The interest rate swaps will expire on September 25, 2028 in line with the maturity of the Term-Loan.
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

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$640.3	$617.5	$601.9	$601.9
China Term-Loan	54.1	54.0	55.9	56.8
Total	$694.4	$671.5	$657.8	$658.7
The Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Jun 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2025	2024	2025	2024
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(2.6)	$0.1	$0.2	$0.4	Interest and other financial expense, net
Interest rate swaps	0.5	(2.1)	—	—	Interest and other financial expense, net
Total	$(2.1)	$(2.0)	$0.2	$0.4

	Effect of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2025	2024	2025	2024
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(4.6)	$0.8	$(0.1)	$0.8	Interest and other financial expense, net
Interest rate swaps	0.5	(4.1)			Interest and other financial expense, net
Total	$(4.1)	$(3.3)	$(0.1)	$0.8
Cross currency and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term-Loans, which mature in September 2028.
In the next twelve months, approximately $1.2 million recognized in AOCI related to cash flow hedges will be reclassified to the Condensed Consolidated Statement of Operations.
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
Net periodic defined benefit pension costs include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.8	0.8	1.4	1.2
Net periodic pension cost	$1.0	$1.0	$1.9	$1.7
Service costs were recorded in Income from operations in Selling, general and administrative expenses, and interest costs were recorded in Interest and other financial expense, net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2025	$(79.4)	$10.8	$(1.3)	$(69.9)
Other comprehensive income (loss) before reclassifications	2.3	(2.8)	—	(0.5)
Income tax effects before reclassifications	0.3	0.9	—	1.2
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.6	(0.1)	0.5
Balance at March 31, 2025	(76.8)	9.3	(1.4)	(68.9)
Other comprehensive income (loss) before reclassifications	(3.0)	(3.6)	—	(6.6)
Income tax effects before reclassifications	0.4	0.5	—	0.9
Amounts reclassified from AOCI	—	0.2	—	0.2
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	1.0	(0.1)	0.9
Balance at June 30, 2025	$(79.4)	$7.3	$(1.5)	$(73.6)

Balance at January 1, 2024	$(55.1)	$16.1	$(0.9)	$(39.9)
Other comprehensive income (loss) before reclassifications	(6.3)	(0.4)	0.2	(6.5)
Income tax effects before reclassifications	(0.1)	0.1	(0.1)	(0.1)
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at March 31, 2024	(61.5)	15.6	(0.8)	(46.7)
Other comprehensive income/(loss) before reclassifications	(7.8)	(1.4)	—	(9.2)
Income tax effects before reclassifications	(0.5)	0.5	0.1	0.1
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.2)	—	(0.2)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at June 30, 2024	$(69.8)	$14.4	$(0.7)	$(56.1)
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net income attributable to ordinary equity holders	$9.0	$20.5	$18.1	$47.2
Weighted average number of Common stock (in thousands)	56,153	58,388	56,603	58,514
Basic EPS	$0.16	$0.35	$0.32	$0.81
Dilutive effect of share based payments (in thousands)	167	797	226	715
Weighted average number of diluted Common stock (in thousands)	56,320	59,185	56,829	59,229
Diluted EPS	$0.16	$0.35	$0.32	$0.80

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
The income tax expense for the three months ended June 30, 2025 and 2024 were $4.6 million and $9.1 million, respectively.
Income tax expense for the six months ended June 30, 2025 and 2024 was $13.5 million and $22.6 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective income tax rates	35.4%	31.0%	44.3%	32.5%
The change in our effective tax rate for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily driven by valuation allowances for tax losses.
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
Pledges and Guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of June 30, 2025, the Company had guarantees totaling $36.7 million issued by various financial institutions.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results for the three months ended June 30, 2025 and 2024 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2025
Net sales from external customers	$308.3	$158.1	$—	$466.4
Less:
Cost of Sales	242.5	125.5	—	368.0
Selling, general and administrative expenses	34.2	23.2	0.3	57.7
Other segment items	3.3	4.8	0.5	8.6
Add:
Equity in earnings of affiliated companies, net of tax	0.6	—	—	0.6
LTIP and other non-operating charges	1.0	2.3	0.8	4.1
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	19.0	13.0	—	32.0
Adjusted EBITDA	$48.9	$19.9	$—	$68.8
Capital expenditures	16.8	25.4	—	42.2

2024
Net sales from external customers	$311.5	$165.5	$—	$477.0
Less:
Cost of Sales	241.2	126.0	—	367.2
Selling, general and administrative expenses	39.2	20.9	0.2	60.3
Other segment items	3.8	4.1	—	7.9
Add:
Equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
LTIP and other non-operating charges	1.5	1.3	0.2	3.0
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	18.1	12.2	—	30.3
Adjusted EBITDA	$47.1	$28.0	$—	$75.1
Capital expenditures	26.1	28.6	—	54.7

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the six months ended June 30, 2025 and 2024 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2025
Net sales from external customers	$625.3	$318.8	$—	$944.1
Less:
Cost of Sales	501.4	246.2	—	747.6
Selling, general and administrative expenses	70.3	45.2	0.6	116.1
Other segment items	7.9	8.4	0.8	17.1
Add:
Equity in earnings of affiliated companies, net of tax	1.1	—	—	1.1
LTIP and other non-operating charges	2.8	2.9	1.4	7.1
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	40.1	23.4	—	63.5
Adjusted EBITDA	$89.7	$45.3	$—	$135.0
Assets	$1,130.3	$765.5	$129.1	$2,024.9
Capital expenditures	30.9	40.5	—	71.4

2024
Net sales from external customers	$643.5	$336.4	$—	$979.9
Less:
Cost of Sales	492.7	255.2	—	747.9
Selling, general and administrative expenses	77.6	43.8	0.4	121.8
Other segment items	7.5	8.3	—	15.8
Add:
Equity in earnings of affiliated companies, net of tax	0.3	—	—	0.3
LTIP and other non-operating charges	3.7	2.4	0.4	6.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	34.8	24.4	—	59.2
Adjusted EBITDA	$104.5	$55.9	$—	$160.4
Assets	$1,064.9	$716.0	$127.9	$1,908.8
Capital expenditures	44.5	43.3	—	87.8
Other segment items—Other segment items for each reportable segment includes Research and Development costs and Other expense (income), net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Income before earnings in affiliated companies and income taxes	$13.0	$29.4	$30.5	$69.5
LTIP and other non-operating charges	4.1	3.0	7.1	6.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	32.0	30.3	63.5	59.2
Equity in earnings of affiliated companies, net of tax	0.6	0.2	1.1	0.3
Interest and other financial expense, net	19.1	12.2	32.8	24.9
Adjusted EBITDA	$68.8	$75.1	$135.0	$160.4
LTIP and other non-operating charges include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Long term incentive plan	$3.6	$3.0	$6.3	$6.5
Other non-operating	0.5	—	0.8	—
LTIP and other non-operating charges	$4.1	$3.0	$7.1	$6.5
Note L. Subsequent Events
Enactment of Tax Legislation—In July 2025, the “One Beautiful Bill” was enacted, introducing changes to U.S. federal tax law, including modifications to bonus depreciation, R&D amortization and interest expense limitations. The Company is evaluating the impact of this legislation, but we do not expect it to have a material effect on the current year’s tax provision.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2025 and 2024 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to Orion S.A. together with its consolidated subsidiaries (“Orion S.A.”).
In July 2025, we announced our plan to idle production of three to five carbon black lines at multiple operating facilities in the Americas and EMEA by the end of 2025. This decision is part of our strategy to focus maintenance investments on higher-performing production lines – making them more reliable and productive.
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
These non-GAAP measures include, but are not limited to, Adjusted EBITDA, Segment Gross Profit, Net Working Capital and Capital Expenditures.
We define:
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, legal settlement gain, net loss due to assets misappropriation, etc.) plus Earnings in affiliated companies, net of tax.
•Segment Gross Profit—Segment Net sales minus segment Cost of sales.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Delta		2025	2024	Delta
	(In millions, except volume)			%	(In millions, except volume)			%
Volume (in kmt)	240.0	233.1	6.9	3.0	491.7	481.5	10.2	2.1

Net sales	$466.4	$477.0	$(10.6)	(2.2)	$944.1	$979.9	$(35.8)	(3.7)
Cost of sales	368.0	367.2	0.8	0.2	747.6	747.9	(0.3)	—
Gross profit	98.4	109.8	(11.4)	(10.4)	196.5	232.0	(35.5)	(15.3)
Selling, general and administrative expenses	57.7	60.3	(2.6)	(4.3)	116.1	121.8	(5.7)	(4.7)
Research and development costs	6.5	6.5	—	—	13.1	13.1	—	—
Other expenses, net	2.1	1.4	0.7	50.0	4.0	2.7	1.3	48.1
Income from operations	32.1	41.6	(9.5)	(22.8)	63.3	94.4	(31.1)	(32.9)
Interest and other financial expense, net	19.1	12.2	6.9	56.6	32.8	24.9	7.9	31.7
Income before earnings in affiliated companies and income taxes	13.0	29.4	(16.4)	(55.8)	30.5	69.5	(39.0)	(56.1)
Income tax expense	4.6	9.1	(4.5)	(49.5)	13.5	22.6	(9.1)	(40.3)
Earnings in affiliated companies, net of tax	0.6	0.2	0.4	200.0	1.1	0.3	0.8	266.7
Net income	9.0	20.5	(11.5)	(56.1)	18.1	47.2	(29.1)	(61.7)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2.6)	(8.3)	5.7	(68.7)	—	(14.7)	14.7	(100.0)
Net losses on derivatives	(2.0)	(1.2)	(0.8)	66.7	(3.5)	(1.7)	(1.8)	105.9
Defined benefit plans, net	(0.1)	0.1	(0.2)	(200.0)	(0.2)	0.2	(0.4)	(200.0)
Total other comprehensive (loss) income, net of tax	(4.7)	(9.4)	4.7	(50.0)	(3.7)	(16.2)	12.5	(77.2)
Comprehensive income	$4.3	$11.1	$(6.8)	(61.3)	$14.4	$31.0	$(16.6)	(53.5)
Reconciliation of Non-GAAP Financial Measures
The following table presents reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Delta		2025	2024	Delta
	(In millions)			%	(In millions)			%
Net income	$9.0	$20.5	$(11.5)	(56.1)	$18.1	$47.2	$(29.1)	(61.7)
Add back Income tax expense	4.6	9.1	(4.5)	(49.5)	13.5	22.6	(9.1)	(40.3)
Add back Equity in earnings of affiliated companies, net of tax	(0.6)	(0.2)	(0.4)	200.0	(1.1)	(0.3)	(0.8)	266.7
Income before earnings in affiliated companies and income taxes	13.0	29.4	(16.4)	(55.8)	30.5	69.5	(39.0)	(56.1)
Add back Interest and other financial expense, net	19.1	12.2	6.9	56.6	32.8	24.9	7.9	31.7
Income from operations	32.1	41.6	(9.5)	(22.8)	63.3	94.4	(31.1)	(32.9)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	32.0	30.3	1.7	5.6	63.5	59.2	4.3	7.3
EBITDA	64.1	71.9	(7.8)	(10.8)	126.8	153.6	(26.8)	(17.4)
Equity in earnings of affiliated companies, net of tax	0.6	0.2	0.4	200.0	1.1	0.3	0.8	266.7
Long term incentive plan	3.6	3.0	0.6	20.0	6.3	6.5	(0.2)	(3.1)
Other adjustments	0.5	—	0.5	—	0.8	—	0.8	—
Adjusted EBITDA	$68.8	$75.1	$(6.3)	(8.4)	$135.0	$160.4	$(25.4)	(15.8)
Adjusted EBITDA Specialty Carbon Black	$19.9	$28.0	$(8.1)	(28.9)	$45.3	$55.9	$(10.6)	(19.0)
Adjusted EBITDA Rubber Carbon Black	$48.9	$47.1	$1.8	3.8	$89.7	$104.5	$(14.8)	(14.2)

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results Discussion
For the three months ended June 30, 2025 compared to three months ended June 30, 2024
Net sales
Volume for the three months ended June 30, 2025 increased by 6.9 kmt to 240.0 kmt, year over year, due to higher volume in the Rubber Carbon Black segment.
Net sales for the three months ended June 30, 2025 decreased by $10.6 million, or 2.2%, to $466.4 million, year over year, primarily due to lower oil prices. This was partially offset by higher Rubber Carbon Black segment volume, favorable foreign exchange rate impact and higher cogeneration.
Cost of sales
Cost of sales for the three months ended June 30, 2025 increased marginally by $0.8 million, or 0.2%, to $368.0 million, year over year.
Gross profit
Gross profit for the three months ended June 30, 2025 decreased by $11.4 million, or 10.4%, to $98.4 million, year over year. The decrease was driven primarily by lower volume in the Specialty Carbon Black segment, unfavorable timing from the pass-through of raw material costs and unfavorable customer and regional mix in the Rubber Carbon Black segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2025 decreased by $2.6 million, or 4.3% to $57.7 million, year over year, primarily driven by lower distribution costs.
Provision for income taxes
For the three months ended June 30, 2025, the Company recognized Income before earnings in affiliated companies and income taxes of $13.0 million, compared to $29.4 million for the three months ended June 30, 2024.
The income tax expense for the three months ended June 30, 2025 was $4.6 million compared to $9.1 million for the three months ended June 30, 2024.
The effective tax rate for the three months ended June 30, 2025, and 2024 was 35.4% and 31.0%, respectively. The increase in effective tax rate for three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily driven by valuation allowances for tax losses.
Comprehensive Income (loss)
Comprehensive income (loss) decreased in the second quarter of 2025 by $6.8 million to $4.3 million, year over year. The components of Comprehensive income (loss) are discussed below:
Net income decreased by $11.5 million in the second quarter of 2025 compared to the second quarter of 2024.
The activities from the components of Other Comprehensive income are discussed below:
•$5.7 million of net favorable impact due to change in foreign currency translation adjustments due to weakening of the U.S. dollar versus euro and
•$0.8 million of net unfavorable impact related to financial derivative instruments primarily driven by net periodic changes in cross currency swaps.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased in the second quarter of 2025 by $6.3 million, or 8.4%, to $68.8 million, year over year.
The decrease was driven by lower volume in the Specialty Carbon Black segment, unfavorable price and unfavorable timing from the pass-through of raw material costs, partially offset by higher cogeneration.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
For the six months ended June 30, 2025 compared to six months ended June 30, 2024
Net sales
Volume increased by 10.2 kmt to 491.7 kmt compared to the six months ended June 30, 2024, primarily due to higher Rubber Carbon Black segment volume, partially offset by lower Specialty Carbon Black segment volume.
Net sales decreased by $35.8 million, or 3.7%, in the six months ended June 30, 2025 to $944.1 million, year over year, primarily driven by the pass-through of lower oil prices, and lower Specialty Carbon Black segment volume. Those were partially offset by higher volume in the Rubber Carbon Black segment and higher cogeneration.
Cost of sales
Cost of sales decreased marginally by $0.3 million, to $747.6 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Gross profit
Gross profit decreased by $35.5 million, or 15.3%, to $196.5 million, year over year. The decrease was primarily driven by unfavorable impact from the pass-through of raw material costs, partially offset by higher cogeneration.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $5.7 million, or 4.7%, to $116.1 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by driven lower distribution, professional service and personnel costs.
Provision for income taxes
For the six months ended June 30, 2025, the Company recognized Income before earnings in affiliated companies and income taxes of $30.5 million, compared to $69.5 million in the six months ended June 30, 2024.
The provision for income taxes was an expense of $13.5 million and $22.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
The effective tax rate for the six months ended June 30, 2025, was 44.3%, as compared to 32.5% for the six months ended June 30, 2024. The increase in our effective tax rate for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by valuation allowances for tax losses.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $25.4 million, or 15.8%, from $160.4 million for the six months ended June 30, 2024 to $135.0 million in the six months ended June 30, 2025. The decrease was primarily due to lower volume in the Specialty Carbon Black segment, unfavorable timing from the pass-through of raw material costs and unfavorable customer and regional mix in the Rubber Carbon Black segment. Those were partially offset by higher cogeneration.
Comprehensive Income
Comprehensive income decreased by $16.6 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Net income decreased by $29.1 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
The activities from the components of Other Comprehensive income are discussed below:
•$14.7 million of net favorable impact due to foreign currency translation adjustments, and
•$1.8 million of net unfavorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Delta		2025	2024	Delta
	(In millions, except volume)			%	(In millions, except volume)			%
Specialty Carbon Black
Volume (kmt)	58.0	62.9	(4.9)	(7.8)	119.9	126.2	(6.3)	(5.0)
Net sales	$158.1	$165.5	$(7.4)	(4.5)	$318.8	$336.4	$(17.6)	(5.2)
Cost of sales	125.5	126.0	(0.5)	(0.4)	246.2	255.2	(9.0)	(3.5)
Gross profit	$32.6	$39.5	$(6.9)	(17.5)	$72.6	$81.2	$(8.6)	(10.6)
Adjusted EBITDA	$19.9	$28.0	$(8.1)	(28.9)	$45.3	$55.9	$(10.6)	(19.0)

Rubber Carbon Black
Volume (kmt)	182.0	170.2	11.8	6.9	371.8	355.3	16.5	4.6
Net sales	$308.3	$311.5	$(3.2)	(1.0)	$625.3	$643.5	$(18.2)	(2.8)
Cost of sales	242.5	241.2	1.3	0.5	501.4	492.7	8.7	1.8
Gross profit	$65.8	$70.3	$(4.5)	(6.4)	$123.9	$150.8	$(26.9)	(17.8)
Adjusted EBITDA	$48.9	$47.1	$1.8	3.8	$89.7	$104.5	$(14.8)	(14.2)
Specialty Carbon Black
Volume decreased by 4.9 kmt, or 7.8%, year over year, to 58.0 kmt and by 6.3 kmt, or 5.0% year over year, to 119.9 kmt for the three and six months ended June 30, 2025, respectively, primarily due to lower demand in the Europe, Middle East and Africa, as well as the Americas region.
Net sales decreased by $7.4 million, or 4.5%, year over year, to $158.1 million and by $17.6 million, or 5.2%, year over year, to $318.8 million for the three and six months ended June 30, 2025, respectively, primarily due to lower volume and lower oil prices.
Gross profit decreased by $6.9 million, or 17.5%, year over year, to $32.6 million and by $8.6 million, or 10.6%, year over year, to $72.6 million for the three and six months ended June 30, 2025, respectively, primarily driven by lower volume and unfavorable price and product mix.
Adjusted EBITDA for the three and six months ended June 30, 2025 decreased by $8.1 million, or 28.9%, year over year, to $19.9 million and by $10.6 million, or 19.0%, year over year, to $45.3 million, respectively. The decrease was primarily due to lower volume and unfavorable price and product mix.
Rubber Carbon Black
Volume increased by 11.8 kmt, or 6.9%, year over year, to 182.0 kmt and increased by 16.5 kmt, or 4.6%, year over year, to 371.8 kmt, for the three and six months ended June 30, 2025, primarily due to higher demand in the Asia Pacific and Americas regions.
Net sales decreased by $3.2 million, or 1.0%, year over year, to $308.3 million and decreased by $18.2 million, or 2.8%, year over year, to $625.3 million for the three and six months ended June 30, 2025, primarily due to the pass-through of lower oil prices, partially offset by higher volume.
Gross profit for the three and six months ended June 30, 2025 decreased by $4.5 million, or 6.4%, year over year, to $65.8 million and decreased by $26.9 million, or 17.8%, year over year, to $123.9 million. The decrease was primarily due to unfavorable timing from the pass-through of raw material costs.
Adjusted EBITDA increased by $1.8 million, or 3.8%, year over year, to $48.9 million for the three months ended June 30, 2025, driven primarily by lower fixed costs and higher cogeneration, partly offset by unfavorable timing from the pass-through of raw material costs.
Adjusted EBITDA decreased by $14.8 million, or 14.2%, to $89.7 million for the six months ended June 30, 2025, driven primarily by unfavorable timing from the pass-through of raw material costs and unfavorable customer and regional mix.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$54.1	$61.7
Net cash used in investing activities	(71.4)	(87.8)
Net cash provided by financing activities	14.0	23.5
2025
Net cash provided by operating activities during the six months ended June 30, 2025 was $54.1 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $228.2 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities in the six months ended June 30, 2025 amounted to $71.4 million. The expenditures were primarily related to safety, maintenance and growth investments.
Net cash provided by financing activities during the six months ended June 30, 2025 amounted to $14.0 million. These inflows primarily consisted of $17.6 million related to other short-term debt borrowings and $28.0 million, net borrowings under our ancillary credit facilities. Those were partially offset by scheduled debt repayments, dividend distributions and stock buybacks.
2024
Net cash provided by operating activities for the six months ended June 30, 2024, amounted to $61.7 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $218.4 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities for the six months ended June 30, 2024, amounted to $87.8 million. These expenditures were composed of a combination of safety and maintenance-related.
Net cash provided by financing activities for the six months ended June 30, 2024, amounted to $23.5 million. These inflows primarily consisted of $52.7 million related to other short-term debt borrowings, partially offset by $17.7 million, net related to repayment of our ancillary credit facilities.
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
As of June 30, 2025, the company had total liquidity of $181.9 million, including cash and equivalents of $42.6 million, $103.5 million availability under our revolving credit facility, including ancillary lines, and $35.8 million of capacity under other available credit lines.

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

	June 30, 2025	December 31, 2024
	(In millions)
Accounts receivable, net	$270.0	$211.9
Inventories, net	285.7	290.4
Accounts payable	(173.4)	(156.2)
Net working capital	$382.3	$346.1
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
Our Net working capital increased from $346.1 million as of December 31, 2024, to $382.3 million as of June 30, 2025. The primary working capital change drivers, year over year, were as follows:
•Accounts receivable, net—This increase was primarily due to lower balance at December 31, 2024 from increased factoring of certain accounts receivables. Refer Note B. Accounts Receivable for discussion.
Those increases were partially offset by:
•Inventories, net—Decrease in production to meet forecasted demand resulted in a reduction in finished goods inventory. The value of Inventory, net was also impacted by lower oil prices and foreign exchange rate; and
•Accounts payable—Increase in accounts payable was primarily due to timing of payments.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements.

Orion S.A.
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report contains and refers to certain forward-looking statements with respect to our financial condition, results of operations and business. These statements constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements of future expectations that are based on management’s current expectations and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those expressed or implied in these statements. You should not place undue reliance on forward-looking statements. Forward-looking statements include, among others, statements concerning our potential exposure to market risks, macroeconomic conditions including tariffs, expected plant uptime, market conditions, anticipated customer demand, expected impacts of operational improvements and foreign exchange, expectations regarding capital expenditures, working capital and free cash flow, our outlook for 2025, and other statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions and statements that are not limited to statements of historical or present facts or conditions.
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure,” “believe,” “confident,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “objectives,” “outlook,” “guidance,” “probably,” “project,” “will,” “seek,” “target,” “to be” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
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
•negative or uncertain worldwide economic conditions and developments;
•the operational risks inherent in chemicals manufacturing, including but not limited to disruptions due to technical difficulties, severe weather conditions or natural disasters;
•unanticipated impacts of our plans and strategies, including our plans to discontinue production at certain facilities;
•our dependence on major customers and suppliers;
•further changes and uncertainty in the geopolitical environment or government policy, including related to tariffs, counter-tariffs and other trade barriers;
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

Orion S.A.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2025 does not differ materially from “Item 7A” in our Annual Report in Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Period	Total number of Common stock purchased	Average price paid per stock	Total number of Common stock purchased as part of publicly announced plans	Maximum number of Common stock yet be purchased as part of publicly announced plans
6.9 million of Common Stock Repurchase Program
April 1 — 30, 2025	173,684	$11.83	173,684	3,602,976
May 1 — 31, 2025	210,928	10.98	210,928	3,392,048
June 1 — 30, 2025	46,581	10.92	46,581	3,345,467
Repurchased in 2025 second quarter	431,193		431,193	3,345,467
The maximum number of shares of our common stock that may yet be purchased under the program is not necessarily an indication of the number of shares that will ultimately be purchased. The authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of common stock.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number		Description

10.1	*†	Form of PSU Award Agreement

10.2	*†	Form of RSU Award Agreement

10.3	*†	Form of Director Restricted Share Award Agreement

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS		Inline XBRL Instance Document.

101.SCH		Inline XBRL Taxonomy Extension Schema.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF		Inline XBRL Taxonomy Extension Definition Document.

104.0		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management compensatory arrangement

Orion S.A.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION S.A.

August 6, 2025	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer