Form 10-Q
period 2025-09-30
Orion S.A.
filed 2025-11-04
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The registrant had 56,149,706 shares of common stock outstanding as of October 31, 2025.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net sales	$450.9	$463.4	$1,395.0	$1,443.3
Cost of sales	365.3	355.9	1,112.9	1,103.8
Gross profit	85.6	107.5	282.1	339.5

Selling, general and administrative expenses	57.5	57.9	173.6	179.7
Research and development costs	6.9	7.0	20.0	20.1
Loss (recovery) due to misappropriation of assets, net	(7.3)	60.7	(6.5)	60.7
Goodwill impairment	80.8	—	80.8	—
Other (income) expenses, net	1.4	(2.8)	4.6	(0.1)
Income (loss) from operations	(53.7)	(15.3)	9.6	79.1

Interest and other financial expense, net	14.4	15.9	47.2	40.8
Income (loss) before earnings in affiliated companies and income taxes	(68.1)	(31.2)	(37.6)	38.3

Income tax expense (benefit)	(0.5)	(10.8)	13.0	11.8
Earnings in affiliated companies, net of tax	0.5	0.2	1.6	0.5
Net income (loss)	$(67.1)	$(20.2)	$(49.0)	$27.0

Weighted-average shares outstanding (in thousands):
Basic	56,046	58,191	56,415	58,406
Diluted	56,249	58,738	56,663	58,942
Earnings (loss) per share:
Basic	$(1.20)	$(0.35)	$(0.87)	$0.46
Diluted	$(1.20)	$(0.35)	$(0.87)	$0.46
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net income (loss)	$(67.1)	$(20.2)	$(49.0)	$27.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1.1)	3.3	(1.1)	(11.4)
Net gains (losses) on derivatives	0.8	(3.2)	(2.7)	(4.9)
Defined benefit plans, net	—	—	(0.2)	0.2
Other comprehensive income (loss)	(0.3)	0.1	(4.0)	(16.1)
Comprehensive income (loss)	$(67.4)	$(20.1)	$(53.0)	$10.9
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$51.3	$44.2
Accounts receivable, net	265.1	211.9
Inventories, net	278.9	290.4
Income tax receivables	15.7	12.6
Prepaid expenses and other current assets	72.5	54.2
Total current assets	683.5	613.3
Property, plant and equipment, net	1,045.7	965.0
Right-of-use assets	126.8	117.9
Goodwill	—	71.5
Intangible assets, net	15.8	18.5
Investment in equity method affiliates	11.9	8.0
Deferred income tax assets	58.1	21.6
Other assets	22.1	41.5
Total non-current assets	1,280.4	1,244.0
Total assets	$1,963.9	$1,857.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$181.4	$156.2
Current portion of long-term debt and other financial liabilities	329.6	258.8
Accrued liabilities	37.9	39.5
Income taxes payable	21.1	4.8
Other current liabilities	65.3	57.4
Total current liabilities	635.3	516.7
Long-term debt, net	680.6	647.0
Employee benefit plan obligation	67.0	58.5
Deferred income tax liabilities	42.8	36.5
Other liabilities	136.4	123.7
Total non-current liabilities	926.8	865.7
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,992,259 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 56,149,706 and 57,242,372 shares	85.3	85.3
Treasury stock, at cost, 4,842,553 and 3,749,887	(90.3)	(82.2)
Additional paid-in capital	77.4	84.7
Retained earnings	403.3	457.0
Accumulated other comprehensive loss	(73.9)	(69.9)
Total stockholders' equity	401.8	474.9
Total liabilities and stockholders' equity	$1,963.9	$1,857.3
TY
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows
Goodwill7

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income	$(49.0)	$27.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	97.2	90.0
Goodwill impairment	80.8	—
Amortization of debt issuance costs	1.2	1.1
Share-based compensation	10.0	11.3
Deferred taxes	(27.1)	(12.0)
Foreign currency transactions	(9.8)	(7.4)
Changes in operating assets and liabilities, net:
Trade receivables	(32.9)	(26.2)
Inventories	34.3	(17.6)
Trade payables	3.9	(8.2)
Other provisions	(3.5)	2.6
Income tax liabilities	8.8	(29.5)
Other assets and liabilities, net	9.0	(0.3)
Net cash provided by operating activities	122.9	30.8
Cash flows from investing activities:
Acquisition of property, plant and equipment	(112.3)	(135.7)
Net cash used in investing activities	(112.3)	(135.7)
Cash flows from financing activities:
Repayments of long-term debt	(5.2)	(2.8)
Payments for debt issue costs	(3.5)	(0.2)
Cash inflows related to current financial liabilities	122.6	242.1
Cash outflows related to current financial liabilities	(91.1)	(98.3)
Dividends paid	(3.5)	(3.6)
Repurchase of Common stock	(24.8)	(17.9)
Net cash provided by (used in) financing activities	(5.5)	119.3
Increase in cash, cash equivalents and restricted cash	5.1	14.4
Cash, cash equivalents and restricted cash at the beginning of the period	44.7	40.2
Effect of exchange rate changes on cash	3.0	0.1
Cash, cash equivalents and restricted cash at the end of the period	52.8	54.7
Less restricted cash at the end of the period	1.5	1.5
Cash and cash equivalents at the end of the period	$51.3	$53.2
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2025			57,242,372	$85.3	$(82.2)	$84.7	$457.0	$(69.9)	$474.9
Net income			—	—	—	—	9.1	—	9.1
Other comprehensive income, net of tax			—	—	—	—	—	1.0	1.0
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(1,358,316)	—	(19.8)	—	—	—	(19.8)
Stock based compensation			—	—	—	2.7	—	—	2.7
Issuance of stock under equity compensation plans			575,310	—	14.3	(14.9)	—	—	(0.6)
Balance at March 31, 2025			56,459,366	$85.3	$(87.7)	$72.5	$464.9	$(68.9)	$466.1
Net income			—	—	—	—	9.0	—	9.0
Other comprehensive loss, net of tax			—	—	—	—	—	(4.7)	(4.7)
Dividends	$0.04	per share	—	—	—	—	(2.3)	—	(2.3)
Repurchases of Common stock			(444,790)	—	(5.0)	—	—	—	(5.0)
Stock based compensation			—	—	—	3.6	—	—	3.6
Issuance of stock under equity compensation plans			31,650	—	2.4	(2.6)	—	—	(0.2)
Balance at June 30, 2025			56,046,226	$85.3	$(90.3)	$73.5	$471.6	$(73.6)	$466.5
Net loss			—	—	—	—	(67.1)	—	(67.1)
Other comprehensive loss, net of tax			—	—	—	—	—	(0.3)	(0.3)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Stock based compensation			—	—	—	3.7	—	—	3.7
Issuance of stock under equity compensation plans			103,480	—	—	0.2	—	—	0.2
Balance at September 30, 2025			56,149,706	$85.3	$(90.3)	$77.4	$403.3	$(73.9)	$401.8
j

Balance at January 1, 2024			57,898,772	$85.3	$(70.1)	$85.6	$417.6	$(39.9)	$478.5
Net income			—	—	—	—	26.7	—	26.7
Other comprehensive loss, net of tax			—	—	—	—	—	(6.8)	(6.8)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(294,000)	—	(6.8)	—	—	—	(6.8)
Stock based compensation			—	—	—	3.5	—	—	3.5
Issuance of stock under equity compensation plans			703,161	—	13.4	(15.1)	—	—	(1.7)
Balance at March 31, 2024			58,307,933	$85.3	$(63.5)	$74.0	$443.1	$(46.7)	$492.2
Net income			—	—	—	—	20.5	—	20.5
Other comprehensive loss, net of tax			—	—	—	—	—	(9.4)	(9.4)
Dividends	$0.04	per share	—	—	—	—	(2.4)	—	(2.4)
Stock based compensation			—	—	—	3.0	—	—	3.0
Issuance of stock under equity compensation plans			48,688	—	0.8	(0.8)	—	—	—
Balance at June 30, 2024			58,356,621	$85.3	$(62.7)	$76.2	$461.2	$(56.1)	$503.9
Net loss			—	—	—	—	(20.2)	—	(20.2)
Other comprehensive income, net of tax			—	—	—	—	—	0.1	0.1
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(636,402)	—	(11.1)	—	—	—	(11.1)
Stock based compensation			—	—	—	4.8	—	—	4.8
Balance at September 30, 2024			57,720,219	$85.3	$(73.8)	$81.0	$439.8	$(56.0)	$476.3
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion S.A.’s unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) include Orion S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements (the “Consolidated Financial Statements”) included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Summary of Significant Accounting Policies—Accounting Standards Adopted
Income Taxes—In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2025-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2025-09”). This guidance requires companies to disclose certain specific categories in the rate reconciliation and provide additional information for reconciling items that meet the quantitative threshold of 5% of the expected tax using the applicable statutory income tax rate. There is also a required disclosure to provide the net income taxes paid or received disaggregated by federal, state, and foreign taxes with jurisdictions to be separately disclosed if the jurisdiction is 5% or more of the total net income taxes paid or received.
This ASU 2025-09 is effective for fiscal years beginning after December 15, 2024. We adopted this on January 1, 2025.
The adoption of this ASU 2025-09 did not materially impact our Consolidated Financial Statements, however, will require additional disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
Summary of Significant Accounting Policies—Accounting Standards Not Yet Adopted
Intangible Assets—In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming.
Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software.

The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis.
We are currently assessing the impact of adopting the new guidance in our Consolidated Financial Statements.
Consolidated Statements of Operations—In November 2024, the FASB issued Accounting Standards Update No. 2024-03, and in January 2025, ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) and Clarifying the Effective Date (“ASU 2024-01”), respectively. These ASUs require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items.
These ASUs do not change the expense captions an entity presents in the face of its Consolidated Statements of Operations. Rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the Consolidated Financial Statements.
These ASUs are effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.
We believe the adoption of these ASUs will not materially impact our Consolidated Financial Statements, however, will require additional disclosures in the footnotes to the Consolidated Financial Statements.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Accounts receivable	$266.5	$213.1
Expected credit losses	(1.4)	(1.2)
Accounts receivable, net	$265.1	$211.9
Accounts Receivable Factoring Facilities―For the three months ended September 30, 2025 and 2024 the gross amount of receivables sold were $103.7 million and $104.7 million, respectively. For the nine months ended September 30, 2025 and 2024 the gross amount of receivables sold were $331.9 million and $323.1 million, respectively.
For the three months ended September 30, 2025 and 2024 the loss on receivables sold was approximately $1.2 million and $1.3 million, respectively. For the nine months ended September 30, 2025 and 2024 the loss on receivables sold was approximately $3.8 million and $3.7 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other (income) expenses, net.
Note C. Inventories
Inventories, net of reserves, are as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Raw materials, consumables and supplies, net	$117.7	$103.9
Finished goods, net	161.2	186.5
Inventories, net	$278.9	$290.4
Note D. Goodwill
The carrying amount of goodwill attributable to each reportable segment are as follows:

Goodwill	Rubber	Specialty	Total
	(In millions)
Balance as of January 1, 2024	$30.5	$45.6	$76.1
Foreign currency impact	(1.9)	(2.7)	(4.6)
Balance as of December 31, 2024	28.6	42.9	71.5
Impairment	(32.3)	(48.5)	(80.8)
Foreign currency impact	3.7	5.6	9.3
Balance as of September 30, 2025 [1]	$—	$—	$—
1 At September 30, 2025, accumulated goodwill impairment was $80.8 million.
Goodwill is tested for impairment annually at September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit with goodwill is below its carrying amount.
During the third quarter of 2025, we experienced a significant decrease in the trading price of our common stock. In our Rubber reporting unit, elevated levels of low value tire imports from Asia during 2025 have indirectly impacted our demand in core Western markets and our overall profitability. In our Specialty reporting unit, persistently soft industrial economies coupled with uncertainty related to global trade, tariffs and regulatory matters have impacted our demand and portfolio mix. As a result, we performed quantitative impairment assessment for each of our two reporting units at September 30, 2025.
For our quantitative assessment, we estimated the value of each of our reporting units using both a discounted cash flows (“DCF”) analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included market participant weighted average cost of capital, revenue, gross margin, capital expenditures, and long-term growth rates based on historical information and our best estimate of future forecasts. The market approach involved significant judgment, including the selection of an appropriate peer

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement.
Based on our quantitative assessments, we concluded that the calculated fair value of our Rubber Carbon Black (“RCB”) and Specialty Carbon Black (“SCB”) reporting units were lower than their respective book values. As a result, we recognized a non-cash goodwill impairment charge of $80.8 million in the third quarter of 2025 for both reporting units. No tax benefit was recorded because it is a non-tax-deductible expense.
There were no impairments charge for the three or nine months ended September 30, 2024.
See “Note A. Significant Accounting Policies”, included in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional information relating to our goodwill accounting policy.
Note E. Debt and Other Obligations
Debt and other obligations are as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Current
Current portion of Term-Loan	$3.0	$3.0
Deferred debt issuance costs - Term-Loan	(0.9)	(0.8)
Current portion of China Term-Loan	9.3	5.7
Other short-term debt and obligations	318.2	250.9
Current portion of long-term debt and other financial liabilities	329.6	258.8
Non-current
Term-Loan	637.2	598.9
Deferred debt issuance costs - Term-Loan	(1.7)	(2.1)
China Term-Loan	45.1	50.2
Long-term debt, net	680.6	647.0
Total	$1,010.2	$905.8
Other Short-Term Debt and Obligations

	September 30, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility	$58.7	$—

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	155.1	147.8
OEC LLC outstanding borrowings	11.7	14.0
OEC Huaibei outstanding borrowings	13.0	16.5

Korea Working Capital Loans (capacity $51.7 million)
Uncommitted	1.8	1.7
Committed	17.8	22.7
China Working Capital Loans (capacity $17.1 million)	17.1	11.7
Repurchase Agreement	43.0	36.5

Total of Other Short-term Debt and Obligations	$318.2	$250.9

Supplemental information:
Total ancillary capacity - EUR	€234.0	€234.0
Total ancillary capacity - U.S. Dollars	$274.7	$243.1
Revolving credit facility
In September 2025, Orion entered into the Fourteenth Amendment to the Credit Agreement, which amended and restated our senior secured revolving credit facility (the “RCF”). We added €50.0 million to our RCF capacity, which expands our facility to €350.0 million. Under the amended RCF, Net Leverage, as defined in the Credit Agreement, is not permitted to exceed 5.0x on or before December 31,

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
2026 and 4.5x thereafter. Other Credit Agreement provisions relating to the RCF, including the commitment fee, substantially remained unchanged.
In connection with the modification of the RCF, we incurred approximately $4.7 million of costs.
As of September 30, 2025, total capacity under our RCF and ancillary facilities is €350 million ($410.9 million). As of September 30, 2025 and December 31, 2024, availability under the RCF and ancillary facilities is $165.8 million and $127.5 million, respectively.
As of September 30, 2025, borrowings under the RCF were $58.7 million. There were no borrowings under the RCF as of December 31, 2024. We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month periods, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
Repurchase Agreement—We entered into repurchase agreements to sell European Emission Allowance (“EUA”) certificates as follows:
•On March 19, 2025, we sold 145 thousand EUA certificates for €10.5 million cash to a counterparty. The same counterparty has an obligation to resell, and we have the obligation to purchase, the same or substantially the same EUA certificates on January 28, 2026 for €10.8 million.
•On September 16, 2025, we sold approximately 320 thousand EUA certificates for €24.6 million cash to another counterparty. This counterparty also has an obligation to resell, and we have the obligation to purchase the same or substantially the same EUA certificates on January 28, 2026 for €24.8 million.
•On September 29, 2025, we sold approximately 21 thousand EUA certificates for €1.6 million cash to another counterparty. This counterparty also has an obligation to resell, and we have the obligation to purchase the same or substantially the same EUA certificates on January 28, 2026 for €1.6 million.
The difference between the considerations received and the amount of consideration to be paid will be recognized as an interest expense. At September 30, 2025, the amount outstanding, including accrued interest, was €36.8 million ($43.2 million). Due to the short maturity, the carrying value approximates the fair value.
As of September 30, 2025, we are in compliance with our debt covenants.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note F. Financial Instruments and Fair Value Measurement
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
No significant concentration of credit risk existed at September 30, 2025 or at December 31, 2024.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	September 30, 2025		December 31, 2024		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$12.5	$197.0	$38.9	Other financial assets (non-current)
Interest rate swaps	234.8	1.3	—	—	Other financial assets (non-current)
Total	$431.8	$13.8	$197.0	$38.9
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Condensed Consolidated Balance Sheets.
New Cash Flows Hedge—To hedge the variable interest rate Euro-denominated term loan, on April 25, 2025, the Company entered into two interest rate swaps aggregating to €200.0 million. The interest rate for two fixed interest rate swaps are 1.925% and 1.928%. The floating rate is based on Secured Overnight Financing Rate (“SOFR”). The interest rate swaps will expire on September 25, 2028 in line with the maturity of the term loan (the “Term-Loan”).
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

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$640.2	$630.5	$601.9	$601.9
China Term-Loan	54.4	54.8	55.9	56.8
Total	$694.6	$685.3	$657.8	$658.7
The Term-Loan and China Term-Loan in the table above are classified as Level 2.
At both September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Sep 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2025	2024	2025	2024
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$0.5	$(4.1)	$(0.3)	$(0.3)	Interest and other financial expense, net
Interest rate swaps	0.8	—	—	(0.6)	Interest and other financial expense, net
Total	$1.3	$(4.1)	$(0.3)	$(0.9)

	Effect of Financial Instruments
	Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2025	2024	2025	2024
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(4.1)	$(3.3)	$(0.4)	$0.5	Interest and other financial expense, net
Interest rate swaps	1.3	(4.1)		(0.6)	Interest and other financial expense, net
Total	$(2.8)	$(7.4)	$(0.4)	$(0.1)
Cross currency and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term-Loans, which mature in September 2028.
In the next twelve months, approximately $1.2 million recognized in AOCI related to cash flow hedges will be reclassified to the Condensed Consolidated Statement of Operations.
See “Note K. Financial Instruments and Fair Value Measurement”, included in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional information relating to our derivatives instruments.
Note G. Employee Benefit Plans
Provisions for pensions are established to cover benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in various countries in which the Company operates. Generally, the level of benefit depends on the length of service and the remuneration.
Net periodic defined benefit pension costs include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Service cost	$0.2	$0.3	$0.7	$0.8
Interest cost	0.7	0.7	2.1	1.9
Net periodic pension cost	$0.9	$1.0	$2.8	$2.7
Service costs were recorded in Income from operations in Selling, general and administrative expenses, and interest costs were recorded in Interest and other financial expense, net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note H. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2025	$(79.4)	$10.8	$(1.3)	$(69.9)
Other comprehensive income (loss) before reclassifications	2.3	(2.8)	—	(0.5)
Income tax effects before reclassifications	0.3	0.9	—	1.2
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.6	(0.1)	0.5
Balance at March 31, 2025	(76.8)	9.3	(1.4)	(68.9)
Other comprehensive income (loss) before reclassifications	(3.0)	(3.6)	—	(6.6)
Income tax effects before reclassifications	0.4	0.5	—	0.9
Amounts reclassified from AOCI	—	0.2	—	0.2
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	1.0	(0.1)	0.9
Balance at June 30, 2025	(79.4)	7.3	(1.5)	(73.6)
Other comprehensive income (loss) before reclassifications	(1.1)	0.9	—	(0.2)
Income tax effects before reclassifications	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.3	—	0.3
Balance at September 30, 2025	$(80.5)	$8.1	$(1.5)	$(73.9)

Balance at January 1, 2024	$(55.1)	$16.1	$(0.9)	$(39.9)
Other comprehensive income (loss) before reclassifications	(6.3)	(0.4)	0.2	(6.5)
Income tax effects before reclassifications	(0.1)	0.1	(0.1)	(0.1)
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at March 31, 2024	(61.5)	15.6	(0.8)	(46.7)
Other comprehensive income/(loss) before reclassifications	(7.8)	(1.4)	—	(9.2)
Income tax effects before reclassifications	(0.5)	0.5	0.1	0.1
Amounts reclassified from AOCI	—	0.4	—	0.4
Income tax effects on reclassifications	—	(0.2)	—	(0.2)
Currency translation AOCI	—	(0.5)	—	(0.5)
Balance at June 30, 2024	(69.8)	14.4	(0.7)	(56.1)
Other comprehensive income (loss) before reclassifications	3.2	(5.7)	—	(2.5)
Income tax effects before reclassifications	0.1	1.7	—	1.8
Amounts reclassified from AOCI	—	(0.9)	—	(0.9)
Income tax effects on reclassifications	—	0.3	—	0.3
Currency translation AOCI	—	1.4	—	1.4
Balance at September 30, 2024	$(66.5)	$11.2	$(0.7)	$(56.0)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note I. Earnings Per Share
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net income (loss) attributable to ordinary equity holders	$(67.1)	$(20.2)	$(49.0)	$27.0
Weighted average number of Common stock (in thousands)	56,046	58,191	56,415	58,406
Basic Earnings (loss) per share	$(1.20)	$(0.35)	$(0.87)	$0.46
Dilutive effect of share based payments (in thousands)	203	547	248	536
Weighted average number of diluted Common stock (in thousands)	56,249	58,738	56,663	58,942
Diluted Earnings (loss) per share	$(1.20)	$(0.35)	$(0.87)	$0.46
Note J. Income Taxes
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
Income tax benefit for the three months ended September 30, 2025 and 2024 was $0.5 million and $10.8 million, respectively.
Income tax expense for the nine months ended September 30, 2025 and 2024 was $13.0 million and $11.8 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective income tax rates	0.7%	34.6%	(34.6)%	30.8%
The change in our effective tax rate for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily driven by valuation allowances for tax losses and a non-tax deductible loss in connection with the goodwill impairment.
Note K. Commitments and Contingencies
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
Loss (recovery) due to misappropriation of assets, net—In the third quarter of 2024 we recognized a one-time pre-tax charge of approximately $59.2 million for the unrecovered fraudulently induced wire transfers. In addition, we incurred $1.5 million of professional fees in connection with our investigations. Together, the amount of $60.7 million is reported in Loss due to misappropriation of assets, net in our Condensed Consolidated Statements of Operations. We recognized $18.2 million of tax benefit related to Loss due to

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
misappropriation of assets, net.
Refer to Note Q. Commitments and Contingencies in our Annual Report in Form 10-K for the year ended December 31, 2024 for further discussion.
In the third quarter of 2025, we recovered $7.3 million (€6.3 million). In 2025, we incurred $0.8 million of professional fees. This recovery, net of legal fee, is reported in Loss (recovery) due to misappropriation of assets, net in our Condensed Consolidated Statements of Operations.
Pledges and Guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of September 30, 2025, the Company had guarantees totaling $37.8 million issued by various financial institutions.
Note L. Financial Information by Segment
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended September 30, 2025 and 2024 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2025
Net sales from external customers	$290.9	$160.0	$—	$450.9
Less:
Cost of Sales	237.9	127.4	—	365.3
Selling, general and administrative expenses	34.1	23.2	0.2	57.5
Loss (recovery) due to misappropriation of assets, net	—	—	(7.3)	(7.3)
Goodwill impairment	32.3	48.5	—	80.8
Other segment items	4.2	4.1	—	8.3
Add:
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
LTIP and other non-operating charges	1.8	1.7	0.2	3.7
Loss (recovery) due to misappropriation of assets, net	—	—	(7.3)	(7.3)
Goodwill impairment	32.3	48.5	—	80.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	19.1	14.6	—	33.7
Adjusted EBITDA	$36.1	$21.6	$—	$57.7
Capital expenditures	15.5	25.4	—	40.9

2024
Net sales from external customers	$300.9	$162.5	$—	$463.4
Less:
Cost of Sales	230.0	125.9	—	355.9
Selling, general and administrative expenses	35.9	21.7	0.3	57.9
Loss (recovery) due to misappropriation of assets, net	—	—	60.7	60.7
Other segment items	2.2	3.1	(1.1)	4.2
Add:
Equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
LTIP and other non-operating charges	1.6	2.9	(0.8)	3.7
Loss (recovery) due to misappropriation of assets, net	—	—	60.7	60.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	18.3	12.5	—	30.8
Adjusted EBITDA	$52.9	$27.2	$—	$80.1
Capital expenditures	23.7	24.2	—	47.9

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the nine months ended September 30, 2025 and 2024 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2025
Net sales from external customers	$916.2	$478.8	$—	$1,395.0
Less:
Cost of Sales	739.3	373.6	—	1,112.9
Selling, general and administrative expenses	104.4	68.4	0.8	173.6
Loss (recovery) due to misappropriation of assets, net	—	—	(6.5)	(6.5)
Goodwill impairment	32.3	48.5	—	80.8
Other segment items	12.1	12.5	—	24.6
Add:
Equity in earnings of affiliated companies, net of tax	1.6	—	—	1.6
LTIP and other non-operating charges	4.6	4.6	0.8	10.0
Loss (recovery) due to misappropriation of assets, net	—	—	(6.5)	(6.5)
Goodwill impairment	32.3	48.5	—	80.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	59.2	38.0	—	97.2
Adjusted EBITDA	$125.8	$66.9	$—	$192.7
Assets	$1,109.9	$701.6	$152.4	$1,963.9
Capital expenditures	46.4	65.9	—	112.3

2024
Net sales from external customers	$944.4	$498.9	$—	$1,443.3
Less:
Cost of Sales	722.7	381.1	—	1,103.8
Selling, general and administrative expenses	113.5	65.5	0.7	179.7
Loss (recovery) due to misappropriation of assets, net	—	—	60.7	60.7
Other segment items	9.7	11.4	(1.1)	20.0
Add:
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
LTIP and other non-operating charges	5.3	5.3	(0.4)	10.2
Loss (recovery) due to misappropriation of assets, net	—	—	60.7	60.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	53.1	36.9	—	90.0
Adjusted EBITDA	$157.4	$83.1	$—	$240.5
Assets	$1,101.5	$730.5	$164.3	$1,996.3
Capital expenditures	68.2	67.5	—	135.7
Other segment items—Other segment items for each reportable segment includes Research and Development costs and Other expense (income), net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Income (loss) before earnings in affiliated companies and income taxes	$(68.1)	$(31.2)	$(37.6)	$38.3
LTIP and other non-operating charges	3.7	3.7	10.0	10.2
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	33.7	30.8	97.2	90.0
Loss (recovery) due to misappropriation of assets, net
Misappropriation of assets, net	(7.3)	59.2	(7.3)	59.2
Professional fees related to misappropriation of assets	—	1.5	0.8	1.5
Goodwill impairment	80.8	—	80.8	—
Equity in earnings of affiliated companies, net of tax	0.5	0.2	1.6	0.5
Interest and other financial expense, net	14.4	15.9	47.2	40.8
Adjusted EBITDA	$57.7	$80.1	$192.7	$240.5
LTIP and other non-operating charges include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Long term incentive plan	$3.7	$4.8	$10.0	$11.3
Other non-operating	—	(1.1)	—	(1.1)
LTIP and other non-operating charges	$3.7	$3.7	$10.0	$10.2

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2025 and 2024 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
These non-GAAP measures include, but are not limited to, EBITDA, Adjusted EBITDA, Segment Gross Profit, Net Working Capital and Capital Expenditures.
We define:
•EBITDA—Earnings before interest, taxes, depreciation and amortization.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Operating Results
The table below presents our historical results derived from our Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Delta		2025	2024	Delta
	(In millions, except volume)			%	(In millions, except volume)			%
Volume (in kmt)	237.5	225.2	12.3	5.5	729.2	706.7	22.5	3.2

Net sales	$450.9	$463.4	$(12.5)	(2.7)	$1,395.0	$1,443.3	$(48.3)	(3.3)
Cost of sales	365.3	355.9	9.4	2.6	1,112.9	1,103.8	9.1	0.8
Gross profit	85.6	107.5	(21.9)	(20.4)	282.1	339.5	(57.4)	(16.9)
Selling, general and administrative expenses	57.5	57.9	(0.4)	(0.7)	173.6	179.7	(6.1)	(3.4)
Research and development costs	6.9	7.0	(0.1)	(1.4)	20.0	20.1	(0.1)	(0.5)
Loss (recovery) due to misappropriation of assets, net	(7.3)	60.7	(68.0)	(112.0)	(6.5)	60.7	(67.2)	(110.7)
Goodwill impairment	80.8	—	80.8	—	80.8	—	80.8	—
Other (income) expenses, net	1.4	(2.8)	4.2	(150.0)	4.6	(0.1)	4.7	(4,700.0)
Income (loss) from operations	(53.7)	(15.3)	(38.4)	251.0	9.6	79.1	(69.5)	(87.9)
Interest and other financial expense, net	14.4	15.9	(1.5)	(9.4)	47.2	40.8	6.4	15.7
Income (loss) before earnings in affiliated companies and income taxes	(68.1)	(31.2)	(36.9)	118.3	(37.6)	38.3	(75.9)	(198.2)
Income tax expense (benefit)	(0.5)	(10.8)	10.3	(95.4)	13.0	11.8	1.2	10.2
Earnings in affiliated companies, net of tax	0.5	0.2	0.3	150.0	1.6	0.5	1.1	220.0
Net income (loss)	(67.1)	(20.2)	(46.9)	232.2	(49.0)	27.0	(76.0)	(281.5)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1.1)	3.3	(4.4)	(133.3)	(1.1)	(11.4)	10.3	(90.4)
Net gains (losses) on derivatives	0.8	(3.2)	4.0	(125.0)	(2.7)	(4.9)	2.2	(44.9)
Defined benefit plans, net	—	—	—	—	(0.2)	0.2	(0.4)	(200.0)
Total other comprehensive (loss) income, net of tax	(0.3)	0.1	(0.4)	(400.0)	(4.0)	(16.1)	12.1	(75.2)
Comprehensive income (loss)	$(67.4)	$(20.1)	$(47.3)	235.3	$(53.0)	$10.9	$(63.9)	(586.2)

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following table presents reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Delta		2025	2024	Delta
	(In millions)			%	(In millions)			%
Net income (loss)	$(67.1)	$(20.2)	$(46.9)	232.2	$(49.0)	$27.0	$(76.0)	(281.5)
Add back Income tax (benefit) expense	(0.5)	(10.8)	10.3	(95.4)	13.0	11.8	1.2	10.2
Add back Equity in earnings of affiliated companies, net of tax	(0.5)	(0.2)	(0.3)	150.0	(1.6)	(0.5)	(1.1)	220.0
Income (loss) before earnings in affiliated companies and income taxes	(68.1)	(31.2)	(36.9)	118.3	(37.6)	38.3	(75.9)	(198.2)
Add back Interest and other financial expense, net	14.4	15.9	(1.5)	(9.4)	47.2	40.8	6.4	15.7
Income (loss) from operations	(53.7)	(15.3)	(38.4)	251.0	9.6	79.1	(69.5)	(87.9)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	33.7	30.8	2.9	9.4	97.2	90.0	7.2	8.0
EBITDA	(20.0)	15.5	(35.5)	(229.0)	106.8	169.1	(62.3)	(36.8)
Equity in earnings of affiliated companies, net of tax	0.5	0.2	0.3	150.0	1.6	0.5	1.1	220.0
Loss (recovery) due to misappropriation of assets, net
Misappropriation of assets, net	(7.3)	59.2	(66.5)	(112.3)	(7.3)	59.2	(66.5)	(112.3)
Professional fees related to misappropriation of assets	—	1.5	(1.5)	(100.0)	0.8	1.5	(0.7)	(46.7)
Goodwill impairment	80.8	—	80.8	—	80.8	—	80.8	—
Long term incentive plan	3.7	4.8	(1.1)	(22.9)	10.0	11.3	(1.3)	(11.5)
Other adjustments	—	(1.1)	1.1	(100.0)	—	(1.1)	1.1	(100.0)
Adjusted EBITDA	$57.7	$80.1	$(22.4)	(28.0)	$192.7	$240.5	$(47.8)	(19.9)
Adjusted EBITDA Specialty Carbon Black	$21.6	$27.2	$(5.6)	(20.6)	$66.9	$83.1	$(16.2)	(19.5)
Adjusted EBITDA Rubber Carbon Black	$36.1	$52.9	$(16.8)	(31.8)	$125.8	$157.4	$(31.6)	(20.1)
Operating Results Discussion
For the three months ended September 30, 2025 compared to three months ended September 30, 2024
Net sales
Volume for the three months ended September 30, 2025 increased by 12.3 kmt, year over year, to 237.5 kmt, primarily due to higher shipments in both segments.
Net sales for the three months ended September 30, 2025 decreased by $12.5 million, or 2.7%, year over year to $450.9 million, primarily due to lower oil prices and unfavorable product mix. Those were partially offset by higher volume and a favorable foreign exchange rate impact.
Cost of sales
Cost of sales for the three months ended September 30, 2025 increased by $9.4 million, or 2.6%, year over year to $365.3 million, primarily due to costs associated with higher volume and higher fixed costs.
Gross profit
Gross profit for the three months ended September 30, 2025 decreased by $21.9 million, or 20.4%, year over year to $85.6 million. The decrease was driven primarily by unfavorable timing from the pass-through effect of raw material costs as well as unfavorable customer and regional mix in both segments.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2025 decreased by $0.4 million, or 0.7%, year over year to $57.5 million, primarily driven by lower distribution costs.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Loss (recovery) due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $59.2 million. In addition, we incurred $1.5 million of professional fees in connection with our investigations. For more information, refer to Note Q. Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2024.
In the third quarter of 2025, we recovered $7.3 million (€6.3 million). In 2025, we incurred $0.8 million of professional fees. This recovery, net of legal fee, is reported in Loss (recovery) due to misappropriation of assets, net in our Condensed Consolidated Statements of Operations.
Goodwill Impairment
During the third quarter of 2025, we experienced a significant decrease in the trading price of our common stock. In our Rubber reporting unit, elevated levels of low value tire imports from Asia during 2025 have indirectly impacted our demand in core Western markets and our overall profitability. In our Specialty reporting unit, persistently soft industrial economies coupled with uncertainty related to global trade, tariffs and regulatory matters have impacted our demand and portfolio mix. We performed a quantitative impairment assessment for each of our two reporting units as of September 30, 2025.
Based on our quantitative assessments, we recognized a non-cash goodwill impairment charge of $80.8 million. For more information, refer to Note D. Goodwill to the Condensed Consolidated Financial Statements.
Provision for income taxes
For the three months ended September 30, 2025, the Company recognized Income before earnings in affiliated companies and income taxes of $68.1 million, compared to Loss before earnings in affiliated companies and income taxes $31.2 million for the three months ended September 30, 2024.
The income tax benefit for the three months ended September 30, 2025 and 2024 was $0.5 million and $10.8 million, respectively.
The effective tax rate for the three months ended September 30, 2025, and 2024 was 0.7% and 34.6%, respectively. The decrease in effective tax rate for three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily driven by valuation allowances for tax losses and a non-tax deductible loss in connection with the goodwill impairment.
The 2024 effective tax rate was impacted by $18.2 million of tax benefit related to Loss due to misappropriation of assets, net. For more information, refer to Note Q. Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2024.
Comprehensive Income (loss) and Net Income (loss)
Comprehensive loss increased in the third quarter of 2025 by $47.3 million year over year to $67.4 million. The components of Comprehensive income (loss) are discussed below:
Net loss decreased by $46.9 million in the third quarter of 2025 compared to the third quarter of 2024 discussed above.
The activities from the components of Other Comprehensive income are discussed below:
•$4.4 million of net unfavorable impact due to change in foreign currency translation adjustments due to weakening of the U.S. dollar versus euro and
•$4.0 million of net favorable impact related to financial derivative instruments primarily driven by net periodic changes in cross currency swaps.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased in the third quarter of 2025 by $22.4 million, or 28.0%, to $57.7 million, year over year.
The decrease was driven by unfavorable timing of the pass-through effect of raw material costs as well as unfavorable product and regional mix in both segments. These were partially offset by increased volume and a favorable foreign exchange rate impact.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
For the nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Net sales
Volume increased by 22.5 kmt year over year to 729.2 kmt compared to the nine months ended September 30, 2024, primarily due to higher Rubber Carbon Black segment volume.
Net sales decreased by $48.3 million, or 3.3%, year over year in the nine months ended September 30, 2025 to $1,395.0 million, primarily driven by the pass-through of lower oil prices, partially offset by higher volume in the Rubber Carbon Black segment and a favorable foreign exchange rate impact.
Cost of sales
Cost of sales increased by $9.1 million, or 0.8%, year over year to $1,112.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to higher Rubber Carbon Black volume and fixed costs.
Gross profit
Gross profit decreased by $57.4 million, or 16.9%, year over year to $282.1 million. The decrease was primarily driven by unfavorable product and regional mix and unfavorable timing from the pass-through effect of raw material costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $6.1 million, or 3.4%, year over year to $173.6 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by impact of cost saving measures initiated by us and lower distribution costs. Those were partially offset by inflation and unfavorable foreign exchange rate impact.
Loss (recovery) due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $59.2 million. In addition, we incurred $1.5 million of professional fees in connection with our investigations. For more information, refer to Note Q. Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2024.
In the third quarter of 2025, we recovered $7.3 million (€6.3 million). In 2025, we incurred $0.8 million of professional fees. This recovery, net of legal fee, is reported in Loss (recovery) due to misappropriation of assets, net in our Condensed Consolidated Statements of Operations.
Goodwill Impairment
During the third quarter of 2025, we experienced a significant decrease in the trading price of our common stock. In our Rubber reporting unit, elevated levels of low value tire imports from Asia during 2025 have indirectly impacted our demand in core Western markets and our overall profitability. In our Specialty reporting unit, persistently soft industrial economies coupled with uncertainty related to global trade, tariffs and regulatory matters have impacted our demand and portfolio mix. We performed quantitative impairment assessment for each of our two reporting units at September 30, 2025.
Based on our quantitative assessments, we recognized a non-cash goodwill impairment charge of $80.8 million. For more information, refer to Note D. Goodwill to the Condensed Consolidated Financial Statements.
Provision for income taxes
For the nine months ended September 30, 2025, the Company recognized Loss before earnings in affiliated companies and income taxes of $37.6 million, compared to Income before earnings in affiliated companies and income taxes of $38.3 million in the nine months ended September 30, 2024.
The provision for income taxes was an expense of $13.0 million and $11.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The effective tax rate for the nine months ended September 30, 2025, was (34.6)%, as compared to 30.8% for the nine months ended September 30, 2024. The decrease in our effective tax rate for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by valuation allowances for tax losses and a non-deductible expense in connection with the goodwill impairment.
The 2024 effective tax rate was impacted by $18.2 million of tax benefit related to Loss due to misappropriation of assets, net. For more information, refer to Note Q. Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2024.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Comprehensive Income
Comprehensive income decreased by $63.9 million year over year in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Net income decreased by $76.0 million year over year in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
The activities from the components of Other Comprehensive income are discussed below:
•$10.3 million of net favorable impact due to foreign currency translation adjustments, and
•$2.2 million of net favorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps.
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $47.8 million, or 19.9%, year over year from $240.5 million for the nine months ended September 30, 2024 to $192.7 million in the nine months ended September 30, 2025. The decrease was primarily due to lower volume in the Specialty Carbon Black segment, unfavorable customer and regional mix in the Rubber Carbon Black segment and unfavorable timing from the pass-through effect of raw material costs.
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The table below presents our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Delta		2025	2024	Delta
	(In millions, except volume)			%	(In millions, except volume)			%
Specialty Carbon Black
Volume (kmt)	61.2	59.7	1.5	2.5	181.1	185.9	(4.8)	(2.6)
Net sales	$160.0	$162.5	$(2.5)	(1.5)	$478.8	$498.9	$(20.1)	(4.0)
Cost of sales	127.4	125.9	1.5	1.2	373.6	381.1	(7.5)	(2.0)
Segment Gross profit	$32.6	$36.6	$(4.0)	(10.9)	$105.2	$117.8	$(12.6)	(10.7)
Adjusted EBITDA	$21.6	$27.2	$(5.6)	(20.6)	$66.9	$83.1	$(16.2)	(19.5)

Rubber Carbon Black
Volume (kmt)	176.3	165.5	10.8	6.5	548.1	520.8	27.3	5.2
Net sales	$290.9	$300.9	$(10.0)	(3.3)	$916.2	$944.4	$(28.2)	(3.0)
Cost of sales	237.9	230.0	7.9	3.4	739.3	722.7	16.6	2.3
Segment Gross profit	$53.0	$70.9	$(17.9)	(25.2)	$176.9	$221.7	$(44.8)	(20.2)
Adjusted EBITDA	$36.1	$52.9	$(16.8)	(31.8)	$125.8	$157.4	$(31.6)	(20.1)
Specialty Carbon Black
Volume increased marginally by 1.5 kmt, or 2.5%, year over year to 61.2 kmt for the three months ended September 30, 2025.
Volume decreased by 4.8 kmt, or 2.6%, year over year to 181.1 kmt for the nine months ended September 30, 2025, respectively, primarily due to lower demand in the EMEA as well as the Americas regions in the first half of 2025.
Net sales decreased by $2.5 million, or 1.5%, year over year to $160.0 million, and by $20.1 million, or 4.0%, year over year to $478.8 million for the three and nine months ended September 30, 2025, respectively, primarily due to lower oil prices and lower volume in the first half of 2025.
Gross profit decreased by $4.0 million, or 10.9%, year over year, to $32.6 million and by $12.6 million, or 10.7%, year over year to $105.2 million for the three and nine months ended September 30, 2025, respectively, primarily driven by lower volume, unfavorable price and product mix and higher fixed costs.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Adjusted EBITDA for the three months ended September 30, 2025 decreased by $5.6 million, or 20.6%, year over year to $21.6 million. The decrease was primarily due to unfavorable timing from the pass-through effect of raw material costs, product mix and higher fixed costs.
Adjusted EBITDA for the nine months ended September 30, 2025 decreased by $16.2 million, or 19.5%, year over year to $66.9 million. The decrease was primarily due to lower demand, unfavorable product and regional mix as well as unfavorable impact from the pass-through effect of raw material costs.
Rubber Carbon Black
Volume increased by 10.8 kmt, or 6.5%, year over year to 176.3 kmt and increased by 27.3 kmt, or 5.2%, year over year to 548.1 kmt, for the three and nine months ended September 30, 2025, respectively, primarily due to higher demand in the Asia Pacific and Americas regions.
Net sales decreased by $10.0 million, or 3.3%, year over year to $290.9 million and decreased by $28.2 million, or 3.0%, year over year to $916.2 million for the three and nine months ended September 30, 2025, respectively, primarily due to the pass-through of lower oil prices, partially offset by higher volume.
Gross profit decreased by $17.9 million, or 25.2%, year over year to $53.0 million and decreased by $44.8 million, or 20.2%, year over year to $176.9 million for the three and nine months ended September 30, 2025, respectively. The decrease was primarily due to higher fixed costs, and unfavorable price and regional customer mix. Those were partially offset by higher volume.
Adjusted EBITDA decreased by $16.8 million, or 31.8%, year over year to $36.1 million for the three months ended September 30, 2025, driven primarily by the unfavorable impact from the pass-through effect of raw material costs as well as unfavorable customer and regional mix.
Adjusted EBITDA decreased by $31.6 million, or 20.1%, year over year to $125.8 million for the nine months ended September 30, 2025, primarily driven by unfavorable customer and regional mix as well as the unfavorable impact from the pass-through effect of raw material costs.
Liquidity and Capital Resources
Historical Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$122.9	$30.8
Net cash used in investing activities	(112.3)	(135.7)
Net cash provided by (used in) financing activities	(5.5)	119.3
2025
Net cash provided by operating activities during the nine months ended September 30, 2025 was $122.9 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $331.9 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities in the nine months ended September 30, 2025 amounted to $112.3 million. The expenditures were primarily related to safety, maintenance and growth investments.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Net cash used in financing activities during the nine months ended September 30, 2025 amounted to $5.5 million. The outflow primarily consisted of scheduled debt repayments, dividend distributions, payments for debt issuance costs and $24.8 million in stock buybacks. Those were partially offset by inflows primarily consisted of $30.0 million related to other short-term debt borrowings and $1.5 million, net borrowings under our ancillary credit facilities.
2024
Net cash provided by operating activities for the nine months ended September 30, 2024, amounted to $30.8 million. The cash provided by operating activities primarily reflects changes in working capital, $59.2 million Loss due to misappropriation of assets, net and professional fees of $1.5 million. Change in working capital includes $323.1 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities for the nine months ended September 30, 2024, amounted to $135.7 million. These expenditures were composed of a combination of safety and maintenance-related.
Net cash provided by financing activities for the nine months ended September 30, 2024, amounted to $119.3 million. These inflows primarily consisted of $68.7 million related to other short-term debt borrowings and $75.1 million, net borrowings under our ancillary credit facilities. Those were partially offset by scheduled debt repayments, dividend distributions and stock buybacks.
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under our committed multi-currency, the senior secured revolving credit facility (the “RCF”) and related ancillary facilities, various uncommitted local credit lines, and, from time to time, term loan borrowings and Accounts receivable factoring.
We believe our anticipated future operating cash flows, the capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our planned Capital expenditures, settle our commitments and contingencies and address our normal anticipated working capital needs for the foreseeable future.
As of September 30, 2025, the company had total liquidity of $249.2 million, including cash and equivalents of $51.3 million, $165.8 million availability under our RCF, including ancillary lines, and $32.1 million of capacity under other available credit lines.
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

	September 30, 2025	December 31, 2024
	(In millions)
Accounts receivable, net	$265.1	$211.9
Inventories, net	278.9	290.4
Accounts payable	(181.4)	(156.2)
Net working capital	$362.6	$346.1
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
Our Net working capital increased from $346.1 million as of December 31, 2024, to $362.6 million as of September 30, 2025. The primary working capital change drivers, year over year, were as follows:
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements.

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
•the impact of adoption of new ASUs on our financial results;
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
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” and in “Note Q. Commitments and Contingencies” to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our quarterly reports on Form 10-Q and the unaudited Condensed Consolidated Financial Statements contained therein. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, as a result of new information, future events or other information, other than as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended September 30, 2025 does not differ materially from “Item 7A” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information regarding our litigation and legal proceedings can be found in Note K. Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes to risk factors associated with our business previously disclosed in “Item A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None
Item 6. Exhibits

Exhibit Number		Description

10.1	*
Fourteenth Amendment, dated as of September 30, 2025, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders.

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

ORION S.A.

November 4, 2025	By	/s/ Jeffrey Glajch
Name: Jeffrey Glajch
Title: Chief Financial Officer