Form 10-K
period 2025-12-31
Orion S.A.
filed 2026-02-17
CIK 1609804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $10.49, was approximately $0.59 billion.
The registrant had outstanding 56,273,701 shares of Common stock as of February 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2026 Proxy Statement, in connection with the Company’s 2026 Annual Meeting of Shareholders (in Part III), as indicated herein.

Orion S.A.

Orion S.A.
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report contains and refers to certain forward-looking statements with respect to our financial condition, results of operations and business. These statements constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements of future expectations that are based on management’s current expectations and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those expressed or implied in these statements. You should not place undue reliance on forward-looking statements. Forward-looking statements include, among others, statements concerning our potential exposure to market risks, macroeconomic conditions including tariffs, expected plant uptime, market conditions, anticipated customer demand, expected impacts of operational improvements and foreign exchange, expectations regarding capital expenditures, working capital and free cash flow and other statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions and statements that are not limited to statements of historical or present facts or conditions.
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure,” “believe,” “confident,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “objectives,” “outlook,” “guidance,” “probably,” “project,” “will,” “seek,” “target,” “to be” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
•our profit and cash flow projections;
•our compliance with regulatory changes in certain countries;
•the outcome of any in-progress, pending or possible litigation or regulatory proceedings;
•the impact of adoption of new ASUs on our financial results;
•the sufficiency of our cash on hand, cash provided by operating activities and borrowings to pay our operating expenses, satisfy our contractual and lease obligations (including debt obligations) and fund capital expenditures; and
•our projections and expectations for pricing, financial results and performance in 2026 and beyond.
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
•the operational risks inherent in chemicals manufacturing, including but not limited to disruptions due to technical difficulties, severe weather conditions, natural disasters, pandemics (such as COVID-19), or otherwise;
•unanticipated impacts of our plans and strategies, including possible future decisions to discontinue or reduce production at certain facilities;
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
•our ability to realize benefits from, and changes in plan with respect to, plant capacity expansions and capital investments such as site development projects;
•any information technology systems failures, network disruptions and breaches of data security, including via third-party systems or using emerging technologies such as artificial intelligence;
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
•changes in regulations for carbon black as a nano-scale material;
•our operations as a company in the chemical sector, including the related risks of leaks, fires and toxic releases as well as other accidents;
                        i

Orion S.A.
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
•the availability and efficiency of hedging for certain risks;
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
•our relationships with our workforce, including negotiations with labor unions, strikes and work stoppages; and
•our ability to recruit or retain key management and personnel.
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
We are one of the largest global producers of Specialty and Rubber Carbon Black. Carbon black is a powdered form of carbon that is used to create a variety of desired physical, electrical and optical qualities of various materials. Carbon black products are primarily used as additives for the production of polymers, batteries, printing inks and coatings (“Specialty Carbon Black” or “Specialty”) and in the reinforcement of tires and other rubber applications (“Rubber Carbon Black” or “Rubber”). Our core competencies include the ability to engineer the physical properties of carbon black to meet the functional needs of our customers.
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
Specialty Carbon Black
The Company manufactures Specialty Carbon Black for a broad range of specialized applications such as polymers, batteries, printing and coatings. The various production processes result in a wide range of different Specialty Carbon Black grades with respect to their primary particle size, structure, surface area and surface chemistry. These parameters affect jetness, tinting strength, undertone, dispersibility, electrical conductivity and other characteristics. Carbon black is an additive that enhances the physical, electrical and optical properties of our customers’ end products.
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
Products
Carbon Black for Coatings—We offer a broad range of Specialty Carbon Black products for coatings, which includes products used for pigmentation and protection (e.g., automotive base coats and architectural coatings), for conductivity and for tinting, as well as for paints and for light tinting in transparent coatings (e.g., metallic effects and wood glazing). The diversity of our manufacturing processes allows for the creation of a wide range of Specialty Carbon Black grades with different structures and chemical properties, thereby allowing our products to impart unique characteristics to our customers’ products.
Carbon Black for Polymers—We offer Specialty Carbon Black for polymers in a diverse range of end markets, including pipe (e.g., gas, oil, municipal water, sewage), construction, energy distribution (e.g., power cables), automotive, agriculture and consumer packaging. Certain products within this portfolio provide UV protection against polymer degradation for material such as pipe used for potable

Orion S.A.
water, injection molding, agriculture films and cables. Other products include standard- to high-performance grades designed and modified to provide electrical conductivity, antistatic and reinforcing properties to many different polymer applications, including high-voltage cables, film and high-pressure pipes.
Carbon Black for Printing—We offer Specialty Carbon Black for printing inks used in different printing systems and applications. We apply different process technologies to offer highly specialized products meeting specific requirements, including compliance with food-contact regulations and specially formulated products that require unique attributes such as color undertone, optical density and gloss.
Carbon Black for Batteries—We offer conductive additives for lithium-ion batteries for electric vehicles, energy storage and consumer applications. They can be used both in the cathode and anode. We also offer conductive additives for lead-acid batteries, supercapacitors and dry cell batteries. Our products, which are manufactured in different production processes, are differentiated by high purity, high conductivity, low moisture and easy dispersion, enhancing the performance, lifetime and safety of batteries.
Competition—We are one of the largest global producers of Specialty Carbon Black. There are two other large global producers of Specialty Carbon Black. There are also regional Specialty Carbon Black producers, as well as technology specialists such as acetylene black producers. Orion differentiates itself by offering the broadest process technology portfolio and Specialty product portfolio to its customers.
Rubber Carbon Black
Our Rubber Carbon Black products are used in tires and mechanical rubber goods (“MRG”). Rubber Carbon Black is used to enhance the physical properties of the systems and applications in which they are incorporated. Rubber Carbon Black has traditionally been used in the tire industry as a rubber reinforcing agent to increase tread durability and are also used as a performance additive to reduce rolling resistance and improve traction. In MRG, such as hoses, belts, extruded profiles and molded goods, Rubber Carbon Black is used to improve the physical performance of the product, including the product’s physical strength, fluid resistance, conductivity and resistivity.
Products
Carbon Black for Tires—We offer a broad range of carbon black products for tires, which includes high-reinforcing grades and semi-reinforcing grades. Fine particle reinforcing grade carbon black is used mostly in the tread of tires. Other reinforcing grade carbon black is also used in different components of the tire carcass. In addition to standardized grades, we produce advanced grades tailored to meet specific customer performance requirements, such as ECORAX® grades designed to lower rolling resistance and high-performance grades for truck tires and high- and ultra-high-performance passenger car tires.
Carbon Black for Mechanical Rubber Goods—We produce a wide range of carbon black products for a variety of MRG end-uses, including automotive production, construction, as well as certain food, consumer and medical applications. These grades have exceptionally high purity and high consistency and satisfy special requirements needed for smooth surfaces and electrical resistance. These grades also disperse well in rubber compounds used in parts like window seals, automotive hoses, transmission belts, damping elements and electrically conductive and antistatic rubber goods.
Competition—We are one of the leading global producers of Rubber Carbon Black. We compete with two other global companies and multiple regional companies. The smaller regional suppliers mainly participate in standard and MRG applications and are less likely to provide specialized products used in higher-end tire and MRG applications. Competition for our Rubber Carbon Black products is generally based on product quality and performance, supply reliability, technical innovation and customer service.
Drivers of Demand
Besides general global economic conditions, certain specific drivers of demand for carbon black differ among our operating segments. Specialty Carbon Black has a wide variety of end-uses and demand is largely driven by the growth and development of the coatings, polymers, printing and battery industries.
•Demand in the coatings and polymers industries is mainly influenced by industrial production, automobile original equipment manufacturer (“OEM”) demand, consumer spending and construction sector growth and activity.
•Demand in the printing industry is mainly influenced by developments in print media and packaging materials.
•Demand in the batteries industry is driven by electric vehicles penetration, growth of consumer and industrial batteries business and energy storage systems use.
Demand for Rubber Carbon Black is largely driven by the growth and development of the automotive tire, commercial tire and MRG industries.
•Demand in tires is mainly influenced by the number of replacement and original equipment tires produced, which in turn is driven by:
◦number of miles driven and truck traffic,
◦vehicle trends, including the number of vehicles produced and operated,

Orion S.A.
◦demand for larger vehicles, such as trucks and buses,
◦local tire production trends,
◦demand for high-performance tires,
◦consumer and industrial spending on replacement tires and on new vehicles, and
◦changes in regulatory requirements.
•Demand in MRG is mainly influenced by vehicle production and design trends, construction activity and general industrial production.
Customer Contracts
Most of our long-term contracts, 12 months or longer, contain formula-driven price adjustment mechanisms for changes in raw material and/or energy costs. We sell carbon black under the following two main categories of contracts based on price adjustment mechanisms:
•Contracts with feedstock adjustments (indexed contracts)—This category includes contracts with monthly or, in some cases, quarterly automatic feedstock and/or energy cost adjustments, which covers approximately 65% of our global volume;
•Non-indexed contracts—This category includes short-term contracts (usually shorter than three months) where sales prices of our carbon black products are not linked to carbon black oil market prices.
Many of our indexed contracts allow for periodic or quarterly price adjustments. These contracts have enabled us to reduce the impact of fluctuations in oil prices on our margins; however, rapid and significant oil price fluctuations have had and are likely to continue to have significant effects on our earnings and results of operations given that (i) not all contracts contain price adjustment mechanisms and (ii) the value of our productivity improvements rises and falls with oil price movements.
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
Raw Materials
The principal raw material used in the manufacture of carbon black is carbon black oil composed of residual heavy oils derived from petroleum refining operations, the distillation of coal tars and the production of ethylene throughout the world. The majority of our carbon black oil supply is covered by short and long-term contracts with a wide variety of suppliers. Natural gas is also used in the production of carbon black. These raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, supply and demand of such raw materials and related transportation costs. Some carbon black grades are also produced from acetylene gas, an off-gas received from other chemical producers. Changes in our raw material suppliers’ operating conditions and demand for their products could reduce the availability of such specialized feedstocks.
Seasonality
Our business is generally not seasonal in nature, although our results of operations are generally weaker in the last quarter of the calendar year.
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
Our Innovation function’s center of excellence is located in Cologne (Germany) to support and enhance our global innovation function as well as R&D activities. This center includes applications technology laboratories and process development staff, co-located with our pilot process development facilities. Staffing in our Cologne technical center includes physicists, chemists and engineers who collaborate to

Orion S.A.
create and analyze various carbon black properties with a goal to identify existing products or develop new products to meet customer requirements. Common processes and information technology tools further enhance coordination and communication with our regional technical centers located in China, South Korea and the U.S.
•Applications Technology—Our goal is to remain at the forefront of the industry in terms of product development by having dedicated applications technology facilities. Success relies on close collaboration with customers, often through long-term R&D alliances which create superior technical interfaces. These interactions enable us to develop tailored solutions and meet unique customer requirements.
Our applications technology team brings together a deep knowledge of carbon black technology with an understanding of the key applications practiced by our customers. This team has access to extensive laboratory and testing facilities using similar formulations, processing and testing methods employed by our customers. Customer collaborations often include cooperative testing with customers’ staff in our facilities. Applications technology provides a key customer and market interface and translates specific customer needs into carbon black product attributes.
Applications technology plays a supporting role in the process of new product launches by providing technical data and presentations, training and support, and establishing and monitoring quality targets. Our team works closely with customers to provide support during the qualification cycle, which may last for several years. Our close cooperation decreases the likelihood of customers switching suppliers once a product has been approved.
Product quality test methods and applications testing are defined within the applications technology team. Methods are developed centrally and are deployed worldwide to relevant production and applications laboratories to ensure consistency in measurements and reporting.
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
Human Capital
We are a group of individuals who share one common passion: carbon black. Our success depends on attracting, recruiting, training and developing a talented global workforce. We believe people are at the heart of our business and work to advance a positive work culture. We strive to be an optimal employer for our employees, as well as a valued partner to our communities. We engage with our employees to provide a challenging and dynamic work environment that supports each individual’s professional development, work environment and long-term health and wellness. We are committed to promoting a workplace of belonging where our employees are informed, engaged and enabled to do their best work and be their best selves. We are also committed to providing our employees with opportunities for learning and personal growth in an environment where creativity and innovation are encouraged.
Aligning employee engagement and enablement remains a key component for the continued success of Orion. We have built a value system around a foundation of appreciating our employees through trust, respect and development. To ensure our employees are both motivated to do their work and equipped with the right tools and training to be successful, we start with listening. We regularly use employee surveys and feedback sessions to help ensure voices of all our employees are heard. We continually use this feedback to prioritize our human capital strategy and continue to upgrade our talent management programs, focusing on specific actions to improve learning and to promote employee development and career growth. Our talent programs are made up of several components:
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
Orion is made up of approximately 1,639 employees with four innovation centers and 14 wholly owned plants, excluding the under-construction facility at La Porte, Texas. The company’s corporate lineage goes back more than 160 years to Germany, where it operates the

Orion S.A.
world’s longest-running carbon black plant. Orion is a leading innovator, applying a deep understanding of customers’ needs to deliver sustainable solutions, offering the most diverse variety of production processes in the industry.
We strive to create a welcoming environment where everyone can belong, grow and thrive. We place a premium on the freedom for our employees to be their authentic selves and offer an equal chance to bring different skills, backgrounds and experiences to work. To realize our commitments, we strive to:
a.Enable a trusting environment so employees are free to share individual experiences.
b.Promote an environment where each Orion employee treats others with respect, dignity and empathy.
c.Require our leaders to drive a culture that enhances inclusiveness, fairness, the ability to hire talented people whatever their background may be and which ensures accountability within the company.
Our focus on promoting from within has led to continued increases in internal fill rates for open positions and the involvement of business leaders across the organization in talent and succession planning reviews to assess employees on performance and future potential. These talent reviews continue to identify high potential employees, build bench strength, increase retention and help us identify our future leaders and innovators. These reviews also allow us to identify gaps in our organization and the actions needed to fill those gaps.
Labor Relations
We uphold the freedom of association and fully recognize the right of collective bargaining. Certain of our employees are represented through unions and works councils. We value exchanging information and views with the local unions and works councils with the view to finding solutions to our common issues and ensuring success for both our employees and the Company.
A portion of our employees are represented by labor unions, industry groups and works councils in accordance with local law and practices. Membership in employee labor unions varies in accordance with the business area, local practice and country. We have entered into collective bargaining agreements with employee labor unions either directly or as members of industry-wide unions or employer organizations. Approximately 65% of our employees are covered by such agreements. These agreements typically govern, among other things, terms and conditions of employment and reflect the prevailing practices in each country. We believe we have stable relations with our employees, and voluntary turnover is low.
Environmental, Health and Safety Matters
Protection of people and the environment, fair treatment of our partners and a clear alignment to our customers’ needs are essential components of our activities. We strive not only to comply with all applicable laws and voluntary obligations, but to continuously improve our performance and management systems. Our integrated global management system with established standards and processes is based on the principles of the Responsible Care 14001 for Environmental, Health, Safety and Security Management System, International Organization for Standardization’s (“ISO”) 9001 Quality Management System, ISO 14001 Environmental Management Systems and ISO 45001 Safety Management Systems. Most of our operating sites are third-party certified to ISO 14001 and ISO 9001 standards. Our global management system outlines our processes and procedures practiced in relation to environmental protection, occupational safety, industrial hygiene, security and quality management as well as sustainable compliance and product stewardship.
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

Orion S.A.
In the European Union (“EU”), we are subject to the EU Directive No. 2010/75/EU amended by 2024/1785 Directive on industrial emissions (“IED Directive”), which regulates pollution from industrial activities and includes rules aiming to reduce emissions into air, water and land and to prevent the generation of waste. In addition to the IED Directive and its implementation, European jurisdictions in which we operate may provide for further regulations regarding emission reduction and safety technology standards that apply to our facilities (for example, the German Emissions Control Act). In 2024, the EU Commission revised the EU measures addressing pollution from large industrial installations, as it was announced in the European Green Deal. The aims of the revision were to progress towards the EU’s zero pollution ambition for a toxic-free environment and to support climate, energy and circular economy policies. This included the revision of the IED Directive that was issued and implemented in 2024.
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
Pursuant to the CAA, the U.S. Environmental Protection Agency (“EPA”) has developed industry-specific National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for stationary sources classified as “major” on the basis of their hazardous air pollutant emissions. Under these standards, we are required to comply with Maximum Achievable Control Technology (“MACT”) standards. Our U.S. facilities are subject to MACT standards applicable to carbon black facilities, as well as MACT standards applicable to industrial boilers. The EPA amended existing carbon black MACT standards, which increased stack testing frequency and imposed more stringent startup and operating requirements for our U.S. plants. Our U.S. plants are generally in compliance with MACT standards.
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
Greenhouse Gas Regulation and Emissions Trading—Our facilities emit significant volumes of CO2. In the EU, all our production facilities (except for our manufacturing site in France) are subject to the European Emission Trading System (“EU ETS”) for CO2 emissions. Industrial sites to which the EU ETS applies receive a certain volume of allowances in metric tons to emit greenhouse gases (“GHG”) and must surrender allowances in equivalent volume for each metric ton of GHG emitted. Carbon black production is currently listed on the carbon leakage list, which allows us to receive a certain quantity of emission allowances free of charge on an annual basis. The fourth phase of the EU ETS began on January 1, 2021 with updated product benchmarks for our facilities in the EU. As a result of revisions to the EU ETS program following the ETS Directive reform opted in May 2023 that increased the ambition of the EU ETS, the free allowances under the program will be phased out over time likely resulting in increased costs to the Company due to an increased need to purchase emission credits. We are also evaluating the future potential applicability of the new carbon border adjustment mechanism (“CBAM”) program in the EU as an alternative to free allowances under the EU ETS and as a system complementary to the EU ETS. See Item 1A., Risk Factors—Environmental, social and governance matters, including regulations requiring a reduction of or that impose additional taxes or fees on greenhouse gas emissions, could adversely affect our business, financial condition, results of operations and cash flows, and an increased awareness as well as adverse publicity about potential impacts on climate change by us or other companies in our industry could harm our reputation.
The design concept of the South Korean Emission Trading System is similar to the EU ETS. We may need to purchase emission rights for our South Korean plant to cover the shortfall where emissions exceed the quantity of free allowances received, incurring additional costs.
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

Orion S.A.
Contamination—As we handle chemicals that could cause water or soil contamination, we may be subject to remediation obligations under national laws. Additionally, third parties have in the past and may in the future be able to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.
In particular, the German Federal Act on Soil Protection requires the prevention of soil contamination by taking adequate precautions. In the United States, our facilities are subject to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and similar state laws. CERCLA establishes liability for parties, including current and former site owners and operators, generators and transporters, in connection with releases of hazardous substances. Under CERCLA, we may be subject to liability without regard to fault or the lawfulness of the disposal or other activity. RCRA is the principal federal statute regulating the generation, treatment, storage and disposal of hazardous and other wastes. RCRA and state-level hazardous waste regulations impose detailed operating, inspection, training and response standards and requirements for permitting, closure, remediation, financial responsibility, record keeping and reporting. Our sites have areas currently and formerly used as landfills that are subject to regulation under RCRA, and certain of our facilities have been investigated and remediated under RCRA. These laws and regulations may also expose us to liability for acts that were in compliance with applicable laws at the time we performed those acts. We could incur significant costs in connection with investigation and remediation activities or claims asserted at current or former facilities or third-party sites.
Non-hazardous and Hazardous Waste—In some jurisdictions in which we operate, we are subject to provisions regarding waste management and the handling and storage of hazardous substances. We generate both hazardous and non-hazardous wastes at our facilities that we manage in accordance with applicable laws and regulations. Waste streams generated at our facilities include but are not limited to office trash, carbon black, solvents, refractory materials, catalyst materials and non-saleable sulfuric acid. Certain facilities have on-site landfills permitted for the disposal of non-hazardous solid waste, but we are not currently using these landfills to dispose of waste. Any waste that is not recycled or reused is managed off site in compliance with local laws and regulations.
Chemical Regulations—Our products are subject to the chemical control laws and regulatory requirements of the countries in which they are manufactured or imported and distributed commercially. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act (“TSCA”) in the U.S. and the Registration, Evaluation and Authorization of Chemicals (“REACH”) in the European Union. Manufacturers or importers of these chemical substances are required to submit specified health, safety, environment, risk and use information about these substances. Under the “Evaluation” portion of the REACH framework, the European Chemicals Agency (ECHA) and European Union Member States assess the information submitted by companies within registration dossiers and testing proposals to determine whether the associated substances are safe for use.
Carbon black is listed and maintained as an active substance in the TSCA Chemical Substance Inventory, and all our facilities are subject to chemical data reporting rules (“CDR”). Under CDR, we are required to submit basic exposure information to the EPA every five years. In California, we are subject to the California Safe Drinking Water and Toxic Enforcement Act, which imposes labeling and record keeping requirements. In South Korea, under its Chemical Control Act, coal-based feedstock oils such as crude coal tar (“CCT”), coal tar distillate (“CTD”) and soft pitch oil (“SPO”) containing more than 0.1% quinoline are treated as hazardous chemicals requiring production sites to be duly licensed.
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
We are also a member of the European consortium for carbon black (“CB4REACH Consortium”) which has pre-registered and registered carbon black with ECHA as required by the REACH Regulation. Besides the Company, the following companies are members of the CB4REACH Consortium: Birla Carbon, Cabot Corporation, Cancarb Limited, Continental Carbon Company, Imerys Graphite & Carbon and Tokai Carbon CB Ltd.
In addition, we are a member of the European Chemical Industry Council (“CEFIC”), a European trade association for the EU chemical industry. CEFIC offers services and expertise to its members on regulatory, scientific and technical matters. It engages, advocates and represents the industry to create the right support and policy frameworks in the EU and beyond. CEFIC flags new EU legislative initiatives and provides information to its members to timely prepare and mitigate impact on their business and operations.
Health, Safety and Security—The health, safety and security of our employees and customers is one of our highest priorities. We strive to continually improve and attain top performance on occupational injury and illness rates as compared to the chemical industry. New employees and contractors working at and visitors on site are given environmental, health, safety and security (“EHSS”) training, and we keep track of EHSS concerns and issues from our employees. Employees are required to report incidents including “near misses” into our electronic EHSS management system. Our sites are required to implement and report EHSS leading and lagging indicators for EHSS

Orion S.A.
performance. Plant managers are required to track and monitor these leading and lagging indicators and take action as appropriate. Leading and lagging indicator data and incidents are reviewed by senior management on a monthly basis.
Product Stewardship—Carbon black is produced under controlled conditions and has high purity levels. It therefore differs from other combustion products that may contain high concentrations of hazardous compounds. Due to its high purity, certain carbon black grades are permitted for use in cosmetics or in products in contact with food.
The International Agency for Research on Cancer (“IARC”) classifies carbon black as a Group 2B substance (possible human carcinogen). We have communicated IARC’s classification of carbon black to our customers and employees in accordance with applicable regulatory requirements. Based on IARC’s classification some regulatory jurisdictions now classify carbon black as a possible carcinogen. On the basis of Orion’s long-standing experience with carbon black manufacturing, and in consideration of the conclusions from various studies with carbon black production workers showing no causal link between carbon black exposure and lung cancer mortality, Orion believes that carbon black is not carcinogenic to humans and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as outlined in the corresponding safety data sheet for our products. Any risk reclassification of our raw materials, intermediates or finished products could result in increased operating costs or affect product lines or sales.
The Community Rolling Action Plan (“CoRAP”) indicates substances for evaluation by the member states of the EU. The evaluation aims to clarify the initial concern that manufacturing and/or use of shortlisted substances could pose a risk to human health or the environment. With ECHA's update of the CoRAP list in March 2016, carbon black was included in CoRAP for substance evaluation in 2018, though such evaluation has been postponed several times. With ECHA’s most recent March 2025 update, the carbon black substance evaluation has been be further delayed to 2027. The substance evaluation for carbon black was proposed by France. The initial reasons of concern raised by the French Agency for Food, Environmental and Occupational Health & Safety (“ANSES”) relate to carbon black being an alleged carcinogenic substance and a suspected reproduction toxicant. Orion is working as a member of the CB4REACH Consortium and ICBA to address the reasons for nomination. The conclusion of the evaluation may have significant business impact should ANSES conclude that carbon black poses a risk to human health. A potential outcome could be a harmonized classification and labeling of carbon black for carcinogenicity and toxicity to reproduction. These developments may significantly affect our business, including increasing costs of doing business.
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
Our operations and performance are materially connected to worldwide economic conditions. Because carbon black is used in a diverse array of end products, demand for carbon black has historically been related to real gross domestic product (“GDP”) and general global economic conditions. In particular, a large part of our sales has direct exposure to the cyclical automotive industry and, to a lesser extent, the construction industry. As a result, certain parts of our business experience a level of cyclicality. The nature of our business and our large fixed asset base make it difficult to rapidly adjust our fixed costs downward when demand for our products declines, which could materially affect our profitability. Global and regional economic downturns have in the past, and may in the future, reduce demand or pricing for our products, which have decreased and would decrease our revenue, and could have a material adverse effect on our business,

Orion S.A.
financial condition, results of operations and cash flows. In periods with significant market turmoil or tightened credit availability, we could experience difficulties in accounts receivable collections, pricing pressures and reduced global or local business activity.
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
Our operations in the EU are material to our business and important to our customers. If the competitiveness of manufacturing in the EU continues to decrease in light of factors such as increased environmental compliance costs, inconsistent economic policies and rigid labor practices, our customers may have difficulty maintaining the competitiveness of their operations in this region or lose meaningful market share to lower cost imports from other regions, particularly Asia. For example, a shift in tire production from a higher cost region (such as the EU) to a lower cost region (such as Asia) could increase the export of tires made in Asia for sales into Europe and could result in a reduction in tire production in the EU and reduce our profitability.
In addition, changes in, or tensions relating to, U.S. or other countries’ trade relations with countries where we do business or from which we source necessary supplies may adversely impact our business. The imposition of additional restrictive policies by individual countries could lead to unexpected operating difficulties in countries we operate in or do business with. Further changes and uncertainty in the geopolitical environment or government policy, including actual or threatened measures such as tariffs, counter-tariffs and other trade barriers, have and may continue to have impacts on global markets and foreign exchange rates. Any of these could increase our costs and negatively impact our financial condition, results of operations and cash flows.
Our business is subject to operational risks, which could adversely affect our business, financial condition, results of operations and cash flows.
Our operations are subject to hazards inherent in chemicals manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including, but not limited to, fires and explosions, accidents, accidental oil or product releases, severe weather and natural disasters (including hurricanes, tornadoes, ice storms, droughts, floods and earthquakes, some of which are significantly increasing in likelihood because of climate change), pandemics (e.g., COVID-19) or epidemics, mechanical failures, unscheduled downtime at our production facilities or at facilities that supply raw materials to us, transportation interruptions, disruption to harbor-, road-, pipeline- or storage tank-access, pipeline, tank and silos leaks and ruptures, quality problems, technical difficulties, energy grid shutdowns, discharges or releases of toxic or hazardous substances or gases, other environmental risks, sabotage, acts of terrorism or other acts of violence as well as potential boycotts, strikes, sanctions or blockades.
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
Customer concentration is driven by the consolidated nature of the industries we serve. In 2025, our top ten customers accounted for approximately 48% of our volume measured in thousand metric tons (“kmt”). Our success in continuing to strengthen relationships and grow our business with our largest customers and in retaining their business over extended time periods could affect our future results. The loss of any of our major customers (including due to industry consolidation) or a reduction in volume sold to them, could adversely affect our results of operations. Any deterioration in the financial condition of any of our customers or the industries they operate in or serve that impairs our customers’ ability to place orders or make payments to us could decrease our sales or increase our uncollectible receivables and could adversely affect our business, financial condition, results of operations and cash flows.
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

Orion S.A.
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
Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to fluctuations in local and worldwide supply and demand as well as other factors beyond our control. The preponderance of raw material cost used in the production of carbon black is related to petroleum-based or coal-based feedstock known as carbon black oil, with some additional use of other raw materials, such as acetylene, hydrogen and natural gas. We obtain a considerable portion of our raw materials and energy from selected key suppliers. Although we maintain certain raw material reserves, if any of these suppliers is unable to meet its obligations under supply agreements with us on a timely basis or at all, or if we cannot source sufficient supply, we may be forced to incur higher costs to

Orion S.A.
obtain the necessary raw materials and energy elsewhere. Additionally, raw material sourcing and related infrastructure (e.g., harbor access, cargo or ship availability, pipeline, tank, rail, waterway or road-access), may be subject to local developments or regulations in certain jurisdictions where we operate that may reduce, delay or halt the physical supply of raw materials. Our inability to source energy or quality raw materials like carbon black oil, including due to the Russia-Ukraine war, Middle East conflicts and China’s relations with the U.S. and with the EU, or otherwise, in a timely fashion and at costs that we anticipate or that are acceptable to us, or an inability to pass-through any cost increases to our customers, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
We may also be subject to volatility in the cost, quality and availability of raw materials and energy due to factors beyond our control, such as geopolitical conflict. See “Negative or uncertain worldwide economic conditions may result in business volatility and may adversely impact our business, financial condition, results of operations and cash flows” and “Our business, financial condition and results of operations have in the past and could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies, including disruptions caused by the ongoing Russia-Ukraine war, ongoing geopolitical tension in the Middle East and the growing tension between China and Taiwan” This could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
Plant capacity expansions and capital investments such as site development projects may be delayed, cost more than anticipated and/or may not achieve the expected benefits.
Our ability to complete capacity expansions and consolidations as planned, including capacity conversions from Rubber Carbon Black to Specialty Carbon Black and vice versa, and other capital investments, such as site development projects, including those associated with yield efficiency improvements or emission controls, have in the past been and may in the future be delayed, interrupted, or otherwise limited by the need to obtain environmental and other regulatory approvals, unexpected cost increases, changes in end-use markets, availability of labor and materials, unforeseen hazards such as weather or health conditions, and other risks associated with construction projects. In addition, lower oil prices may impact our yield efficiency improvements. Moreover, the costs of these activities could have a negative impact on our results of operations and capacity utilization at any particular facility. We may not be able to absorb the incremental costs associated with capacity expansion projects. In addition, our ability to expand capacity depends in part on economic and political conditions in the regions we focus on and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances.
We may be subject to information technology systems failures, network disruptions, cybersecurity attacks and breaches of data security.
We rely on information technology systems to manage and operate our production facilities, to process transactions and to summarize our operating results. Our information technology systems are an important element for effectively operating our business. Information technology systems failures, particularly in connection with running SAP, including risks associated with upgrading or timely updating our systems, network disruptions, misuse, cybercrime and breaches of data security, have occurred in the past, and if they occur in the future, could disrupt our production as well as our operations by impeding our processing of transactions, our ability to protect customer or

Orion S.A.
company information and our financial reporting, and could lead to increased costs. It is possible that future technological developments could adversely affect the functionality of our computer systems and require further action and substantial funds to prevent or repair computer malfunctions. Our information technology systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybercrime, internal or external security breaches, catastrophic events such as fires, earthquakes, floods, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees or third-party providers. These risks may be exacerbated as we continue to develop our information technology systems, including through the implementation of certain artificial intelligence tools, which may also expose us to additional risks. Although we have taken extensive steps to address these concerns by implementing sophisticated network security, back-up systems and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business, financial condition, results of operations and cash flows. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our production and operations. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, financial condition or results of operations. We have experienced non-material cybersecurity attacks in the past and may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication.
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
Our business, financial condition and results of operations have in the past and could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies, including disruptions caused by the ongoing Russia-Ukraine war, ongoing geopolitical tension in the Middle East and the growing tension between China and Taiwan.
The impacts of war and other geopolitical events, including but not limited to the war in Ukraine and ongoing geopolitical tension in the Middle East, the growing tension between China and Taiwan, are difficult to predict. For example, the conflict in Ukraine has previously

Orion S.A.
caused, and may continue to cause, volatility in crude oil and natural gas prices. The responses of countries and political bodies to Russia’s actions in Ukraine, the larger overarching tensions, and Ukraine’s military defenses and the potential for wider conflict may generally increase energy market volatility, have severe adverse effects on regional and global economic markets and cause volatility in energy and other product prices. The sanctions, shipping disruptions, collateral war damage, and the potential continuation or expansion of the conflict between Russia and Ukraine, or the ongoing geopolitical tension in the Middle East, could further disrupt the availability of crude oil and natural gas supplies.
The extent or length of any adverse effects of the war in Ukraine or the Middle East conflicts on the supply of oil and natural gas and the quality and availability of carbon black oil is difficult to quantify.
The continuation or escalation of events like the war in Russia-Ukraine war or the Middle East conflicts could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations and are difficult to predict. The war in Ukraine has caused and may continue to cause curtailed or delayed spending by our customers’ customers, particularly in the automotive industry, and increases the risk of customer defaults or delays in payments. The Middle East conflicts or any escalation thereof could adversely impact our margins.
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
Environmental and safety regulations are subject to frequent change, as are the priorities of those who enforce them, and we could incur substantial costs to comply with current or future laws and regulations, particularly if these regulations change rapidly or require us to

Orion S.A.
comply with multiple, diverging sets of requirements in the different jurisdictions in which we operate. The global trend in environmental regulation is to impose increasingly stringent restrictions on activities that may affect the environment, although certain governments, including the current U.S. Administration, are engaging in efforts to reduce climate-related regulations in various jurisdictions in which we operate. Such regulations have in the past included, and may in the future include, laws and rules designed to reduce emissions of GHG, SO2, NOx, particulate matter and other air pollutants. For instance, the EU has enacted GHG legislation and continues to expand the scope of such legislation. The EPA has promulgated regulations applicable to operations involving GHG above certain thresholds, and the United States and certain states within the United States have enacted, or are considering, limitations on GHG emissions. Any new or amended environmental laws and regulations may result in costly measures for matters subject to regulation, including but not limited to more stringent limits or control requirements for our air emissions; new or increased compliance obligations relating to emission of GHG, SO2, NOx, and particulate matter; any impact our operations could have on the environment or surrounding community; which, in each case, could have a material adverse effect on our operations and financial condition and cash flows. We may be unable to offset these impacts or costs with price increases, productivity improvements, or cost-reduction efforts. Any success we do have in offsetting these impacts or costs will depend on competitive and economic conditions that are inherently variable.
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
Given the industry we operate in, regulations requiring a reduction of or that impose additional taxes or fees on greenhouse gas emissions may have a significant impact on our business, financial conditions, results of operations and cash flows as further explained below. Despite our efforts to control emissions, significant volumes of CO2, a GHG, are emitted in our carbon black manufacturing processes. Over the past few decades, the relationship between GHGs and concern for global climate change have resulted in increased levels of scrutiny from regulators, investors and the public alike, and have led to proposed and enacted laws and regulations on both national and supranational levels, to monitor, regulate, control and tax emissions of CO2 and other GHGs. These laws and regulations could adversely affect our business, financial condition, results of operations and cash flows. Investors and other financial institutions are also focused on sustainability and climate change as it relates to their investment and financing decisions. Increased awareness in the investment community and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could also harm our reputation.
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

Orion S.A.
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

Orion S.A.
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
Most of our manufacturing sites, including one jointly owned production facility, have some form of co-generation transforming waste heat from combusting exhaust gas, the main by-product of the carbon black production process, into electricity, steam or hot water. Some of this co-generated energy is self-consumed, and the excess may be sold to third parties. Our ability to benefit from co-generation, and in particular our ability to sell it to third parties, may be limited due to general market conditions or regulatory changes, which may adversely affect our business, results of operations and cash flows.
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
We may also be subject to litigation based on environmental matters such as pollution, remediation, contamination, or exposure to hazardous substances either in the workplace or resulting from the use of our products. This litigation could result in substantial liability for us, which could have a material adverse effect on our business, financial condition and/or profitability. Certain environmental groups could also initiate litigation against us, which could cause reputational as well as financial harm.
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

Orion S.A.
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
Our current debt instruments impose some operating and financial restrictions on us. These restrictions include limitations on our ability to, among other things, merge or consolidate with other companies; sell, lease, transfer or dispose of assets; pay dividends, redeem stock capital or redeem or reduce subordinated indebtedness; and make acquisitions or investments. Our debt instruments contain covenants that may adversely affect our ability to finance our future operations and capital needs or to pursue available business opportunities. Our ability to comply with these provisions may be affected by changes in economic or business conditions or other events beyond our control.. In addition, our debt instruments contain cross-default provisions such that a default under one particular financing arrangement could automatically trigger defaults under other financing arrangements and cause such indebtedness to become due and payable, together with accrued and unpaid interest. As a result, any default under an indebtedness to which we are party could result in a substantial loss to us and could adversely affect our business, financial condition, results of operations and cash flows.
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
In addition, a downgrade could adversely affect our existing financing, limit access to the capital or credit markets, or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we incur, increase our borrowing costs or otherwise adversely affect our business, financial condition, results of operations and cash flows.

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
We are subject to tax in Luxembourg, Germany and in other jurisdictions, and significant judgment is required in determining our provision for income taxes. We make, and have in the past made, numerous decisions and assumptions in assessing and complying with our tax obligations, including assumptions regarding the tax deductibility of certain interest expenses, the upholding and recognition of our German tax group, the applicability of the regulations to our business as a group headquartered as a Luxembourg company and the prices applied between our subsidiaries for intercompany transactions, known as transfer pricing. Many of the tax laws that apply to us are complex and often require judgments to be made when the law is unclear or the facts are uncertain. While we believe the decisions we have made and the assumptions and practices we have applied are reasonable and accurate, we cannot guarantee that these decisions, assumptions and practices will not be questioned or rejected by the tax authorities. In particular, we are subject to tax audits in various jurisdictions, and could be subject to additional tax audits, and in many cases, these audits have not yet begun or have not been completed and could give rise to issues of this kind. If these tax authorities successfully challenge our decisions or assumptions, we could be required to pay additional amounts to such authorities to satisfy our tax obligations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, though most of the jurisdictions in which we operate have double tax treaties with other foreign jurisdictions providing a framework for mitigating the impact of double taxation, such mechanisms for resolving such conflicting claims can be expected to be very lengthy. If such conflicting claims are not resolved in our favor, or if the resolution thereof is more extensive than we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Other international tax measures, such as the Organization for Economic Cooperation and Development’s (“OECD’s”) base erosion and profit shifting (“BEPS”) project and the global minimum taxation regime (“Pillar Two”) contribute to increased uncertainty and may adversely affect our tax provision. The BEPS project contemplates changes to numerous international tax principles, as well as national tax incentives, and these changes, when adopted by individual countries, could adversely affect our provision for income taxes. The rules are new and certain aspects of Pillar Two are not yet finalized. We continuously monitor the development of these rules and if and to which extent they may affect us. Changes in these and other international tax measures, as well as our interpretation of them and their impacts on our business, could adversely impact our tax rates and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Orion S.A.
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
Our success is dependent on the management and leadership skills of our key management and personnel. The loss of any member of our key leadership team and personnel, or an inability to attract, retain, develop and maintain additional personnel could prevent us from implementing our business strategy. The loss of one or more members of our key management or operating personnel, or the failure to attract, retain and develop additional key personnel, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
We are fully committed to protecting our assets and ensuring security across our Information Technology (“IT”) and Operational Technology (“OT”) environments. Our approach to cybersecurity involves implementing technology standards, processes and an organizational design according to industry practices to strengthen our defenses against cyberattacks. We utilize security technologies, like firewalls, intrusion detection systems and encryption tools to establish defenses against cyber threats. We are committed to updating and patching our systems to ensure that vulnerabilities are promptly addressed. Our processes are aligned to identify weaknesses and areas for improvement by conducting cybersecurity audits and assessments. In the event of a cybersecurity incident, we have a defined incident response plan in place. The plan provides guidance on how to effectively respond. Our employees also undergo regular training programs on identified cybersecurity threats and their role in maintaining a secure environment.
We continually develop solutions to mitigate the impact of cyber risks from external actors cyber activity, including via portals for potential and current partners with capability to report suspected phishing. Furthermore, we have a risk assessment procedure that identifies and examines cyber risks by considering their impact and the likelihood of them being exploited. We evaluate risk as part of our cybersecurity management program to validate capabilities and limitations. Together with our third-party IT service providers, we conduct vulnerability and security assessments, penetration testing and scenario-based evaluations to assess the effectiveness of our security measures against cyber threats. This allows us to make informed decisions regarding the prioritization and mitigation of risks in the IT and OT space. In addition, we also benchmark our measures to marketplace security standards such as the U.S. National Institute of Standards and Technology’s (“NIST”) and other cyber security standards. Regular table-top exercises are conducted, and we have a continuous security improvement process in place.
These processes also take into account risks that arise from our external partnerships, and we understand that collaborating with external parties introduces vulnerabilities, such as supply chain risks, possibility of third-party data breach and reliance on partner security measures.
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
The map provides an overview of the geographical footprint of our production network as of December 31, 2025:

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
As of February 12, 2026, there were approximately 11 record holders of our Common stock, i.e., shareholders directly registered under their name in the Company’s physical stock ledger in Luxembourg, including Cede & Co. as nominee of the Depository Trust Company. A substantially greater number of holders of our Common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
During the fiscal year ended December 31, 2025, we did not sell any equity securities that were not registered under the Securities Act.
From time to time, we may repurchase our Common stock in the open market pursuant to programs approved by our Board. See “Stock Repurchase Program” below.
The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Proxy Statement (as defined in Item 10) under the heading “Equity Compensation Plan Information at December 31, 2025”, elsewhere in this Annual Report.
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
The maximum number of shares of our Common stock that may yet be purchased is not necessarily an indication of the number shares of Common stock that will ultimately be purchased. Each authorization may be suspended or discontinued at any time and does not obligate us to acquire any specific amount of shares of Common stock.
At December 31, 2025, about 3.3 million shares of Common stock can be repurchased under our current Stock Repurchase Program.

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
The graph below shows the relative investment performance of Orion S.A.'s Common stock, the S&P Smallcap 600 Index and S&P Small Cap Chemicals Index since December 31, 2020. The graph assumes that $100 was invested on December 31, 2020 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	2020	2021	2022	2023	2024	2025

Orion S.A.	$100.00	$107.12	$104.56	$163.36	$93.39	$31.52
S&P Smallcap 600	100.00	126.82	106.40	123.48	134.22	142.30
S&P Small Cap Chemicals Index	100.00	125.36	107.29	114.02	108.01	90.41

Item 6. Reserved

Orion S.A
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2025 and 2024, and should be read in conjunction with the information included under Item 1. Business and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and in U.S. dollars.
This section discusses year-to-year comparisons between 2025 and 2024. For discussions on year-to-year comparison between 2024 and 2023 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report in Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 19, 2025 (the “Prior Annual Report”).
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
Operating Results
2025 Compared to 2024
Operating results for the periods discussed are as follows:

	Year Ended December 31,		Year-Over-Year
	2025	2024	Delta
	(In millions, except volume)			%
Volume (in kmt)	948.6	934.8	13.8	1.5%

Net sales	$1,806.7	$1,877.5	$(70.8)	(3.8)%
Cost of sales	1,446.9	1,448.7	(1.8)	(0.1)%
Gross profit	359.8	428.8	(69.0)	(16.1)%
Selling, general and administrative expenses	230.7	237.8	(7.1)	(3.0)%
Research and development costs	27.5	27.1	0.4	1.5%
Loss (recovery) due to misappropriation of assets, net	(6.9)	59.3	(66.2)	(111.6)%
Goodwill impairment	80.8	—	80.8	—%
Other expense (income), net	0.2	1.9	(1.7)	(89.5)%
Income from operations	27.5	102.7	(75.2)	(73.2)%
Interest and other financial expense, net	62.3	49.4	12.9	26.1%
Income (loss) before earnings in affiliated companies and income taxes	(34.8)	53.3	(88.1)	(165.3)%
Income tax expense	35.8	9.7	26.1	269.1%
Earnings in affiliated companies, net of tax	0.5	0.6	(0.1)	(16.7)%
Net income (loss)	(70.1)	44.2	(114.3)	(258.6)%
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(4.5)	(24.3)	19.8	(81.5)%
Net losses on derivatives	(3.2)	(5.3)	2.1	(39.6)%
Defined benefit plans, net	5.3	(0.4)	5.7	(1425.0)%
Other comprehensive loss	(2.4)	(30.0)	27.6	(92.0)%
Comprehensive income (loss)	$(72.5)	$14.2	$(86.7)	(610.6)%
Net sales
Volume increased marginally by 13.8 kmt, or 1.5%, year-over-year to 948.6 kmt, primarily due to higher Rubber Carbon Black segment volume, partially offset by lower Specialty Carbon Black segment volume.
Net sales decreased by $70.8 million, or 3.8%, from $1,877.5 million in 2024 to $1,806.7 million in 2025, driven primarily by the pass-through effect of lower oil prices, partially offset by higher volume in the Rubber Carbon Black segment and a favorable foreign exchange rate impact.

Orion S.A
Cost of sales
Cost of sales decreased marginally by $1.8 million, or 0.1%, from $1,448.7 million in 2024 to $1,446.9 million in 2025.
Gross profit
Gross profit decreased by $69.0 million or 16.1%, from $428.8 million in 2024 to $359.8 million in 2025.
The decrease was primarily driven by unfavorable product and regional mix, contractual price and unfavorable timing from the pass-through effect of raw material costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $7.1 million, or 3.0%, from $237.8 million in 2024 to $230.7 million in 2025 driven primarily by impact of cost saving measures initiated by us and lower distribution costs. Those were partially offset by unfavorable foreign exchange rate impact.
Loss (recovery) due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $55.7 million, net of recoveries. In addition, we incurred $3.6 million of professional fees in connection with our investigations.
During 2025, we recovered $9.2 million (€7.9 million) and incurred $2.3 million of professional fees, which was reported in Loss (recovery) due to misappropriation of assets, net in our Consolidated Statements of Operations.
For more information, refer to Note Q. Commitments and Contingencies to the Consolidated Financial Statements.
Goodwill impairment
During the third quarter of 2025, we experienced a significant decrease in the trading price of our Common stock. In our Rubber reporting unit, elevated levels of low value tire imports from Asia during 2025 have indirectly impacted our demand in core Western markets and our overall profitability. In our Specialty reporting unit, persistently soft industrial economies coupled with uncertainty related to global trade, tariffs and regulatory matters have impacted our demand and portfolio mix. We performed quantitative impairment assessments for each of our two reporting units as of September 30, 2025.
Based on our quantitative assessments, we recognized a non-cash goodwill impairment charge of $80.8 million, which impaired all of our existing goodwill. For more information, refer to Note H. Goodwill and Intangible Assets to the Consolidated Financial Statements.
Income tax expense
Income tax expense was $35.8 million and $9.7 million in 2025 and 2024, respectively.
The 2025 effective income tax rate was (104.4)% compared with 18.0% in 2024. The increase in the effective tax rate was mainly driven by the negative tax effects from the goodwill impairment and valuation allowances. Those were partially offset by US tax refunds and tax-free income.
The 2025 effective tax rate was particularly impacted by:
•the $18.5 million tax effect from the non-tax deductible goodwill impairment charge, and
•valuation allowances of $10.6 million.
For further details, see Note P. Income Taxes in Item 8. Financial Statements and Supplementary Data, to the accompanying Consolidated Financial Statements.
Comprehensive income (loss)
2025 vs 2024―Comprehensive income (loss) decreased by $86.7 million, from Comprehensive income of $14.2 million to Comprehensive loss of $72.5 million, primarily due to a decrease in Net income. The activities from the remaining components of Comprehensive income are discussed below.
•$19.8 million favorable foreign currency translation adjustments due to weakening of U.S. dollar versus euro,
•$5.7 million related to net favorable fair value changes in defined pension and other post-retirement benefits and
•$2.1 million related to net favorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency swaps.

Orion S.A
General Economic Conditions, Cyclicality and Seasonality
We believe carbon black feedstock and production costs are or may be influenced by a variety of geopolitical developments and macroeconomic considerations, including but not limited to the current U.S. administration’s evolving tariff policy, the European Union’s (“EU”) climate policies, the result of the EU’s anti-dumping investigation into Chinese tire imports, market prices of carbon emission certificates (“CO2”) in the EU, and the ongoing Russian-Ukraine war. To mitigate energy-related cost volatility risks, we have incorporated, where possible, raw material and regulatory cost pass-through provisions in our supply agreements, and we are continually focused on diversifying our global feedstocks sources.
Revolving credit facility—In February 2026, we entered into the Fifteenth Amendment to the Credit Agreement, which amended and restated our revolving credit facility (the “RCF”). See Note J. Debt and Other Obligations to our accompanying Consolidated Financial Statements for further discussion.
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
We define:
•EBITDA—Income from operations before depreciation and amortization.
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, Loss (recovery) due to misappropriation of assets, net, Goodwill impairment, etc.) plus Earnings in affiliated companies, net of tax.
•Segment Gross Profit—Segment Net sales minus segment Cost of sales.
•Net Working Capital—Inventories, net plus Accounts receivable, net minus Accounts payable.
•Capital Expenditures—Cash paid for the acquisition of property, plant and equipment.
•Free Cash Flow—Net cash provided by operating activities less Net cash used in investing activities.
Our operations are managed by senior executives who report to our Chief Executive Officer (“CEO”), the Chief Operating Decision Maker (“CODM”). Adjusted EBITDA is used by CODM to evaluate our operating performance and to make decisions regarding allocation of capital, because it excludes the effects of items that have less bearing on the performance of our underlying core business. We use this measure, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing our business. We believe these measures are useful metrics of financial performance in addition to Net income, Income from operations and other profitability measures under GAAP, because they facilitate operating performance comparisons from period to period. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization, historic cost and age of assets, financing and capital structures and taxation positions or regimes, we believe that Adjusted EBITDA provides a useful additional basis for evaluating and comparing the current performance of the underlying operations. In addition, we believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business.
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

Orion S.A
Reconciliation of Non-GAAP Financial Measures
The following table presents a Reconciliation of Net income (loss) to Adjusted EBITDA:

	Year Ended December 31,		Year-Over-Year
	2025	2024	Delta
	(In millions)			%
Net income (loss)	$(70.1)	$44.2	$(114.3)	(258.6)%
Add back Income tax expense	35.8	9.7	26.1	269.1%
Add back Equity in earnings of affiliated companies, net of tax	(0.5)	(0.6)	0.1	(16.7)%
Income (loss) before earnings in affiliated companies and income taxes	(34.8)	53.3	(88.1)	(165.3)%
Add back Interest and other financial expense, net	62.3	49.4	12.9	26.1%
Income from operations	27.5	102.7	(75.2)	(73.2)%
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	131.9	125.3	6.6	5.3%
EBITDA	159.4	228.0	(68.6)	(30.1)%
Equity in earnings of affiliated companies, net of tax	0.5	0.6	(0.1)	(16.7)%
Loss (recovery) due to misappropriation of assets, net
Misappropriation of assets, net	(9.2)	55.7	(64.9)	(116.5)%
Professional fees related to misappropriation of assets	2.3	3.6	(1.3)	(36.1)%
Goodwill impairment	80.8	—	80.8	—%
Long term incentive plan	13.6	15.3	(1.7)	(11.1)%
Other adjustments	0.6	(1.0)	1.6	(160.0)%
Adjusted EBITDA	$248.0	$302.2	$(54.2)	(17.9)%
Specialty Carbon Black Adjusted EBITDA	$93.5	$108.1	$(14.6)	(13.5)%
Rubber Carbon Black Adjusted EBITDA	$154.5	$194.1	$(39.6)	(20.4)%
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased by $54.2 million, or 17.9%, from $302.2 million in 2024 to $248.0 million in 2025. The decrease was primarily due to lower volume in the Specialty Carbon Black segment, unfavorable customer and regional mix in the Rubber Carbon Black segment and unfavorable timing from the pass-through effect of raw material costs.
Segment Discussion
Our business operations are managed through two operating segments—Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as a measure of segment performance and profitability.
Overview
In 2025, our Rubber Carbon Black (“RCB”) reporting segment experienced softer demand in core Western markets, as key tire making customers reduced production rates because they were impacted by elevated levels of typically low value tire imports from Asia. Our Specialty Carbon Black segment results, including demand and mix, were impacted by persistently soft global industrial economies, coupled with broad uncertainty related to global trade, tariffs and regulatory matters.
In 2025, our net sales were $1,806.7 million, sales volume was 948.6 kmt, net loss was $70.1 million, and Adjusted EBITDA was $248.0 million.
•Specialty Carbon Black Segment—Adjusted EBITDA was $93.5 million. This segment accounted for 34.2% of our total revenue, 37.7% of total Adjusted EBITDA and 24.6% of our total volume in 2025.
•Rubber Carbon Black Segment—Adjusted EBITDA was $154.5 million. This segment accounted for 65.8% of our total revenue, 62.3% of total Adjusted EBITDA and 75.4% of our total volume in 2025.

Orion S.A
Specialty Carbon Black

	Year Ended December 31,		Year-Over-Year
	2025	2024	Delta
	(In millions, unless otherwise indicated)			%
Volume (kmt)	233.8	245.8	(12.0)	(4.9)%
Net sales	$618.5	$646.3	$(27.8)	(4.3)%
Cost of sales	477.7	494.4	(16.7)	(3.4)%
Gross profit	$140.8	$151.9	$(11.1)	(7.3)%
Adjusted EBITDA	$93.5	$108.1	$(14.6)	(13.5)%
Specialty Carbon Black segment volume decreased by 12.0 kmt, or 4.9%, from 245.8 kmt in 2024 to 233.8 kmt in 2025, primarily driven by lower demand across all regions.
Net sales of the Specialty Carbon Black segment decreased by $27.8 million, or 4.3%, from $646.3 million in 2024 to $618.5 million in 2025. The net sales decrease in 2025 was primarily due to the pass-through effect of lower oil prices and lower volume, partially offset by a favorable foreign exchange rate impact.
Gross profit of the Specialty Carbon Black segment decreased by $11.1 million, or 7.3%, from $151.9 million in 2024 to $140.8 million in 2025. Adjusted EBITDA of the Specialty Carbon Black segment decreased by $14.6 million, or 13.5%, from $108.1 million in 2024 to $93.5 million in 2025. The decrease was primarily due to lower demand across all regions, partially offset by favorable product mix.
Rubber Carbon Black

	Year Ended December 31,		Year-Over-Year
	2025	2024	Delta
	(In millions, unless otherwise indicated)			%
Volume (kmt)	714.8	689.0	25.8	3.7%
Net sales	$1,188.2	$1,231.2	$(43.0)	(3.5)%
Cost of sales	969.2	954.3	14.9	1.6%
Gross profit	$219.0	$276.9	$(57.9)	(20.9)%
Adjusted EBITDA	$154.5	$194.1	$(39.6)	(20.4)%
Volume of the Rubber Carbon Black segment increased by 25.8 kmt, or 3.7%, from 689.0 kmt in 2024 to 714.8 kmt in 2025. The increase was primarily due to higher demand in the Americas and Asia Pacific regions, partially offset by lower demand in Europe, Middle East and Africa region.
Net sales of the Rubber Carbon Black segment decreased by $43.0 million, or 3.5%, from $1,231.2 million in 2024 to $1,188.2 million in 2025. The decrease was primarily due to the pass-through effect of lower oil prices, partially offset by higher volume and a favorable foreign exchange rate impact.
Gross profit of the Rubber Carbon Black segment decreased by $57.9 million, or 20.9%, from $276.9 million in 2024 to $219.0 million in 2025. The decrease was primarily driven by the pass-through effect of lower oil prices and unfavorable price and regional customer mix, partially offset by higher volume.
Adjusted EBITDA of the Rubber Carbon Black segment decreased by $39.6 million, or 20.4%, from $194.1 million in 2024 to $154.5 million in 2025. The decrease was primarily due to unfavorable customer and regional mix as well as the unfavorable impact from the pass-through effect of raw material costs. Those were partially offset by higher volume.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under our RCF and related ancillary facilities, uncommitted local credit lines and, from time to time, term loan borrowings and Accounts receivable factoring.
We believe our anticipated future operating cash flow, the capacity under our existing credit facilities, along with access to surety bonds, will be sufficient to finance our planned capital expenditures, settle our commitments and contingencies and address our normal anticipated working capital needs for the foreseeable future.

Orion S.A
As of December 31, 2025, the Company had liquidity of $253.7 million, including cash and equivalents of $60.7 million and $193.0 million in availability remaining under our committed RCF, including ancillary lines.
Cash Flows
Cash and cash equivalents increased $9.4 million to $60.7 million as of December 31, 2025 compared to December 31, 2024.
The table below presents cash flows and Free Cash Flow derived from our Consolidated Financial Statements.

		Year Ended December 31,
		2025	2024
		(In millions)
1	Net cash provided by operating activities	$215.8	$125.3
2	Net cash used in investing activities	(161.0)	(206.7)
3	Net cash provided by (used in) financing activities	(41.2)	89.3

	Free Cash Flow(1) (1-2)	54.8	(81.4)
(1) Free Cash Flow is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Free Cash Flow.
2025
Operating Activities—Cash provided by operating activities primarily reflected our Net income, adjusted for non-cash items and changes in working capital. Net cash provided by operating activities in 2025 included $6.9 million partial recovery related to 2024 loss due to misappropriation of assets, net.
Investing Activities—Cash used by investing activities amounted to $161.0 million. The expenditures were primarily related to maintenance and growth investments, including $66.9 million related to construction of the facility in La Porte, Texas.
Financing Activities—Net cash used in financing activities was $41.2 million. These outflows primarily consisted of $24.8 million repurchases of our Common stock, $8.9 million of scheduled debt repayments, $4.7 million dividend distributions and $4.6 million related to cash paid for refinancing our RCF. See Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements for further information regarding the Company’s indebtedness.
Net Working Capital (A Non-GAAP Financial Measure)
We define Net Working Capital as the total of Inventories, net and Accounts receivable, net, less Accounts payable. Net Working Capital is a non-GAAP financial measure, and other companies may use a similarly titled financial measure that is calculated differently from the way we calculate Net Working Capital. The components of Net Working Capital at December 31, are as follows:

	2025	2024
	(In millions)
Inventories, net	$277.3	$290.4
Accounts receivable, net	213.6	211.9
Accounts payable	(197.0)	(156.2)
Net working capital	$293.9	$346.1
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
Our Net Working Capital decreased to $293.9 million as of December 31, 2025 compared to $346.1 million as of December 31, 2024. The primary working capital change drivers, year over year, were as follows:
•Inventory—Decrease in inventory was primarily due to year-end destocking activity, and
•Accounts payable—Increase in accounts payable was primarily due to timing of payments.
Those were partially offset by:
•Accounts receivable, net—Change in working capital includes $456.3 million sale of certain Accounts receivables, discussed in Note C. Accounts Receivable to the accompanying Consolidated Financial Statements for further information on the factoring agreement.

Orion S.A
Capital Requirements
Capital Expenditures—We define Capital Expenditures as cash paid for the acquisition of property, plant and equipment. We plan to finance our capital expenditures with cash generated by our operating activities and or utilizing existing debt capacity. We do not plan to make any other capital expenditures outside the ordinary course of our business.
In 2025 December, we adjusted the construction timeline of the La Porte facility to better reflect end market conditions, including a protracted domestic adoption rate of electric vehicles. For further discussion refer to Note F. Property, Plant and Equipment to the accompanying Consolidated Financial Statements.
Debt and Other Obligations—Our gross debt balance as of December 31, 2025 was $981.9 million, an increase of $73.2 million compared to December 31, 2024, primarily due to weakening of U.S. dollar versus the euro. In 2026, we will repay $16.1 million of long-term debt from cash in hand and cash generated by operating activities. For more information on Debt, refer to Note J. Debt and Other Obligations to the accompanying Consolidated Financial Statements.
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

Orion S.A
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
The table below shows the sensitivity of our interest expense to changes in the interest rate, after the impact of hedge accounting. It shows the change resulting from a hypothetical fluctuation of 50 basis points (0.50%) in the three-month EURIBOR and the USD Term Secured Overnight Financing Rate (“SOFR”) 3M + CAS (Credit Adjustment Spread) as of December 31, 2025, assuming that all other variables remain unchanged. For example, changes in U.S. dollar (“USD”)/EUR currency rate would have an impact on our interest exposure and vice versa. Changes in interest rates would also have a related impact on our foreign currency (USD) exposure. The sensitivity analysis assumes that the hypothetical interest rate was valid and that our RCF was utilized in the full amount over the course of the entire year.
The effect of this hypothetical change in the interest rate of the variable rate loan to our Consolidated Statements of Operations, Income (loss) before earnings in affiliated companies and income taxes (“income before taxes” in this section) is as follows:

	December 31, 2025
	Increase by 0.50%	Decrease by 0.50%
	In millions
(Increase) decrease in interest expense	$(5.4)	$5.4
(Increase) decrease in total comprehensive income before taxes	5.4	(5.4)
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
The table below shows the sensitivity with regard to the effect of a change in the euro/U.S. dollar exchange rate using the outstanding amount and the interest for the U.S. dollar-denominated Term Loan issued by a 100% wholly owned subsidiary whose functional currency is the euro. A fluctuation of the euro/U.S. dollar exchange rate of 10% as of December 31, 2025, with other conditions remaining unchanged, would have the following effect on our Income (loss) before earnings in affiliated companies and income taxes:

	December 31, 2025
	Value of the U.S. dollar in relation to the euro (1)
	Increase by 10%	Decrease by 10%
	In millions
FX gain (loss) in financial result	$8.2	$(10.0)
(1) As of December 31, 2025: €1 = $1.175 (U.S.).
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
We maintain risk management control practices to monitor foreign currency risk attributable to our intercompany and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not

Orion S.A
subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets, thereby reducing the overall impact of changes in foreign currency rates on our earnings. At December 31, 2025, 2024, and 2023, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions related to non-hedged monetary assets, net would have resulted in an additional impact to earnings of approximately $12.5 million, $5.2 million and $2.8 million, respectively.
Interest and other financial expense, net, in the Consolidated Statements of Operations reflected net exchange rate foreign currency losses of $6.9 million, $1.6 million and $4.0 million in 2025, 2024, and 2023, respectively.
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
Item 8. Financial Statements and Supplementary Data

Orion S.A
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Orion S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Orion S.A. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of Cross-Currency Swaps
Description of the Matter
As discussed in notes A and K to the consolidated financial statements, the Company’s financial instruments held a fair value of $14.0 million as of December 31, 2025, of which financial instruments related to cross-currency swaps totaled $12.2 million. The fair value of the cross-currency swaps are calculated using the present value of future cash flows discounted using observable inputs (level 2) including notional value amounts, yield curves, basis curves, and various spot and forward foreign exchange rates on the valuation date.
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
Houston, TX
February 17, 2026

Orion S.A
Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024	2023
	(In millions, except share and per share data)
Net sales	$1,806.7	$1,877.5	$1,893.9
Cost of sales	1,446.9	1,448.7	1,442.9
Gross profit	359.8	428.8	451.0

Selling, general and administrative expenses	230.7	237.8	221.9
Research and development costs	27.5	27.1	24.5
Loss (recovery) due to misappropriation of assets, net	(6.9)	59.3	—
Goodwill impairment	80.8	—	—
Other expense (income), net	0.2	1.9	(0.7)
Income from operations	27.5	102.7	205.3

Interest and other financial expense, net	62.3	49.4	50.9
Reclassification of actuarial gains from AOCI	—	—	(8.9)
Income (loss) before earnings in affiliated companies and income taxes	(34.8)	53.3	163.3

Income tax expense	35.8	9.7	60.3
Earnings in affiliated companies, net of tax	0.5	0.6	0.5
Net income (loss)	$(70.1)	$44.2	$103.5

Weighted-average shares outstanding (in thousands):
Basic	56,324	58,223	58,995
Diluted	56,324	58,373	59,980
Earnings (loss) per share
Basic	$(1.24)	$0.76	$1.75
Diluted	$(1.24)	$0.76	$1.73
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2025	2024	2023
		(In millions)
Net income (loss)	$(70.1)	$44.2	$103.5
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(4.5)	(24.3)	(7.6)
Net losses on derivatives	(3.2)	(5.3)	(8.3)
Defined benefit plans, net	5.3	(0.4)	(11.5)
Other comprehensive loss	(2.4)	(30.0)	(27.4)
Comprehensive income (loss)	$(72.5)	$14.2	$76.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Balance Sheets

	December 31
	2025	2024
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$60.7	$44.2
Accounts receivable, net	213.6	211.9
Inventories, net	277.3	290.4
Income tax receivables	25.3	12.6
Prepaid expenses and other current assets	66.9	54.2
Total current assets	643.8	613.3
Property, plant and equipment, net	1,069.6	965.0
Right-of-use assets	125.8	117.9
Goodwill	—	71.5
Intangible assets, net	14.2	18.5
Investment in equity method affiliates	13.1	8.0
Deferred income tax assets	20.5	21.6
Other assets	20.6	41.5
Total non-current assets	1,263.8	1,244.0
Total assets	$1,907.6	$1,857.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$197.0	$156.2
Current portion of long term-debt and other financial liabilities	305.0	258.8
Accrued liabilities	50.1	39.5
Income taxes payable	20.2	4.8
Other current liabilities	54.1	57.4
Total current liabilities	626.4	516.7
Long-term debt, net	674.5	647.0
Employee benefit plan obligation	58.4	58.5
Deferred income tax liabilities	28.0	36.5
Other liabilities	135.7	123.7
Total non-current liabilities	896.6	865.7
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,992,259 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 56,154,794 and 57,242,372 shares	85.3	85.3
Treasury stock, at cost, 4,837,465 and 3,749,887	(90.8)	(82.2)
Additional paid-in capital	80.2	84.7
Retained earnings	382.2	457.0
Accumulated other comprehensive loss	(72.3)	(69.9)
Total stockholders' equity	384.6	474.9
Total liabilities and stockholders' equity	$1,907.6	$1,857.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(70.1)	$44.2	$103.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	131.9	125.3	113.0
Impairment of property, plant and equipment and intangible assets	80.8	—	—
Amortization of debt issuance costs	2.0	1.5	2.7
Stock based compensation	13.6	15.3	15.4
Deferred tax (benefit) provision	(6.8)	(19.7)	6.3
Foreign currency transactions	(9.3)	(1.7)	5.0
Reclassification of actuarial gains from AOCI	—	—	(8.9)
Other operating non-cash items, net	1.4	1.8	0.8
Changes in operating assets and liabilities, net:
Trade receivables	17.4	13.8	131.2
Inventories	36.5	(19.6)	(7.7)
Trade payables	15.3	(14.8)	1.6
Other provisions	8.0	1.4	(4.4)
Income tax liabilities	1.4	(17.8)	(2.1)
Other assets and liabilities, net	(6.3)	(4.4)	(10.5)
Net cash provided by operating activities	215.8	125.3	345.9
Cash flows from investing activities:
Acquisition of property, plant and equipment	(161.0)	(206.7)	(172.8)
Net cash used in investing activities	(161.0)	(206.7)	(172.8)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	—	12.6
Repayments of long-term debt	(8.9)	(4.1)	(3.0)
Payments for debt issue costs	(4.6)	(0.2)	(2.7)
Cash inflows related to current financial liabilities	153.4	263.1	284.4
Cash outflows related to current financial liabilities	(151.6)	(138.1)	(417.9)
Dividends paid to stockholders	(4.7)	(4.8)	(4.9)
Repurchases of Common stock	(24.8)	(26.6)	(65.6)
Net cash provided by (used in) financing activities	(41.2)	89.3	(197.1)
Increase (decrease) in cash, cash equivalents and restricted cash	13.6	7.9	(24.0)
Cash, cash equivalents and restricted cash at the beginning of the period	44.7	40.2	63.4
Effect of exchange rate changes on cash	2.9	(3.4)	0.8
Cash, cash equivalents and restricted cash at the end of the period	61.2	44.7	40.2
Less restricted cash at the end of the period	0.5	0.5	2.7
Cash and cash equivalents at the end of the period	$60.7	$44.2	$37.5

Supplemental Cash flow information:
Cash paid for interest, net	$(54.3)	$(48.8)	$(38.9)
Cash paid for income taxes	$(41.2)	$(47.3)	$(56.1)
Non-cash activity:
Lease liabilities	$30.8	$28.9	$30.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

Orion S.A
Consolidated Statements of Changes in Stockholders’ Equity

			Common stock
	(In millions, except share and per share data)		Number	Amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	As of January 1, 2023		60,571,556	$85.3	$(8.8)	$76.4	$319.0	$(12.5)	$459.4
	Net income		—	—	—	—	103.5	—	103.5
	Other comprehensive loss, net of tax		—	—	—	—	—	(27.4)	(27.4)
Dividends -	$0.08	per share	—	—	—	—	(4.9)	—	(4.9)
	Repurchases of Common stock		(2,895,664)	—	(65.6)	—	—	—	(65.6)
	Stock based compensation		—	—	—	15.4	—	—	15.4
	Issuance of stock under equity compensation plans		222,880	—	4.3	(6.2)	—	—	(1.9)
	As of December 31, 2023		57,898,772	85.3	(70.1)	85.6	417.6	(39.9)	478.5
	Net income		—	—	—	—	44.2	—	44.2
	Other comprehensive loss, net of tax		—	—	—	—	—	(30.0)	(30.0)
Dividends -	$0.08	per share	—	—	—	—	(4.8)	—	(4.8)
	Repurchases of Common stock		(1,402,999)	—	(26.6)	—	—	—	(26.6)
	Stock based compensation		—	—	—	15.3	—	—	15.3
	Issuance of stock under equity compensation plans		746,599	—	14.5	(16.2)	—	—	(1.7)
	As of December 31, 2024		57,242,372	85.3	(82.2)	84.7	457.0	(69.9)	474.9
	Net loss		—	—	—	—	(70.1)	—	(70.1)
	Other comprehensive loss, net of tax		—	—	—	—	—	(2.4)	(2.4)
Dividends -	$0.08	per share	—	—	—	—	(4.7)	—	(4.7)
	Repurchases of Common stock		(1,807,739)	—	(24.8)	—	—	—	(24.8)
	Stock based compensation		—	—	—	13.6	—	—	13.6
	Issuance of stock under equity compensation plans		720,161	—	16.2	(18.1)	—	—	(1.9)
	As of December 31, 2025		56,154,794	$85.3	$(90.8)	$80.2	$382.2	$(72.3)	$384.6

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
In the Consolidated Statements of Operations, the loss on receivables sale is reflected in Other expense (income), net.
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
Gain or loss on retirement or sale of property, plant and equipment is reflected in Other expense (income), net in the Consolidated Statements of Operations. There were no material write-offs in 2025, 2024 or 2023.
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
At September 30, 2025, we performed quantitative impairment assessments for each of our reporting units. We determined goodwill in both segments was fully impaired therefore recorded an impairment charge.
Refer to Note H. Goodwill and Intangible Assets for additional information.
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
Refer to Note S. Related Parties for additional information.

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
Cross-currency swap contracts—Cross-currency swap contracts are designated as cash flow hedges to reduce our exposure to the foreign currency exchange risk associated with certain intercompany loans and debt denominated in currencies other than the functional currency of the issuer. Upon the maturities of the related debt, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.
Interest Rate Swaps—To hedge the variable interest rate Euro-denominated term loan, we may enter into interest rate swaps. These contracts are designated as cash flow hedges. We will pay the variable interest rate amounts and receive fixed interest rate amounts from our counterparties.
Net Investment Hedges—We enter into foreign currency derivatives and foreign currency denominated debt to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. Our foreign currency derivatives consist of cross-currency contracts and forward exchange contracts.
For derivatives designated as accounting net investment hedges, gains or losses attributable to changes in spot foreign exchange rates over the designation period are reflected in foreign currency translation adjustments within Other comprehensive income (loss). Recognition in earnings is delayed until the net investment is sold or substantially liquidated. At that time, the amount recognized is reported in the same line item as the gain or loss on the liquidation of the hedged foreign operations. For our cross-currency swaps, the associated interest receipts and payments are recorded in Interest expense. For our foreign currency forward contracts, we amortize initial forward point values on a straight-line basis to Interest expense over the life of the hedging instrument. We monitor on a quarterly basis for any over-hedged positions requiring de-designation and re-designation of the hedge to remove such over-hedged condition.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. An established hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability.
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
Note B. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Income Taxes—In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which improves the transparency of income tax disclosures by requiring specific categories in the income tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures on income taxes paid disaggregated by jurisdiction. ASU 2023-09 was effective for public entities for fiscal years beginning after December 15, 2024.
Entities may apply the amendments prospectively or may elect retrospective application.
On January 1, 2025, we adopted this ASU prospectively. Refer to Note P. Income Taxes for additional information.
Recently Issued Accounting Standards Not Yet Adopted
Interim Reporting—In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The ASU may be applied prospectively or retrospectively.
We are currently assessing the impact of adoption of this new ASU. However, we believe the adoption of this ASU will not materially impact our Consolidated Financial Statements.
Government Grants—In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities. This ASU adds guidance to the existing Accounting Standards Codification (“ASC”) 832, Government Assistance, on the recognition, measurement and presentation of a government grant received by a business entity. This guidance leverages the principles in the accounting framework for government assistance in International Financial Reporting Standards (“IFRS’), specifically IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain existing disclosure requirements in ASC 832. The guidance is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those annual reporting periods. Early adoption is permitted.
We are currently assessing the impact of adoption of this new ASU. However, we believe the adoption of this ASU will not materially impact our Consolidated Financial Statements.
Intangible Assets—In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU amends certain aspects of the accounting for and disclosure of software costs, including when entities start capitalizing eligible costs. This guidance also supersedes existing guidance on website development costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted.
We are currently assessing the impact of adoption this new ASU in our Consolidated Financial Statements.
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

Orion S.A
Notes to the Consolidated Financial Statements
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
We believe the adoption of this ASU will not materially impact our Consolidated Financial Statements, however will require additional disclosures in the footnotes to the Consolidated Financial Statements.
Note C. Accounts Receivable
Accounts receivable, at December 31, are as follows:

	2025	2024
	(In millions)
Accounts receivable	$215.0	$213.1
Expected credit losses	(1.4)	(1.2)
Accounts receivable, net of expected credit losses	$213.6	$211.9
Allowance for credit losses, at December 31, are as follows:

	2025	2024
	(In millions)
Allowance for credit losses as of January 1,	$(1.2)	$(1.2)
Credit loss expense	(0.1)	—
Foreign currency translation effects	(0.1)	—
Allowance for credit losses as of December 31,	$(1.4)	$(1.2)
Accounts Receivable Factoring Facilities―For the fiscal years ended December 31, 2025 and 2024, the gross amounts of receivables sold were $456.3 million and $440.7 million, respectively.
In the Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expense (income), net. For the fiscal years ended December 31, 2025, 2024 and 2023, the loss on receivables sale were $5.3 million, $5.0 million, and $4.4 million, respectively.
Note D. Inventories
Inventories, net of reserves, at December 31, are as follows:

	2025	2024
	(In millions)
Raw materials, consumables and supplies, net	$108.9	$103.9
Finished goods, net	168.4	186.5
Total	$277.3	$290.4
As of December 31, 2025 and 2024, inventory reserves were approximately $39.3 million and $32.8 million, respectively. The inventory reserve primarily relates to spare-parts and finished goods.
Note E. Prepaid Expenses and Other Current Assets and Other Assets
Prepaid expenses and Other current assets, at December 31, consist of the following components:

	2025	2024
	(In millions)
VAT	$39.6	$29.0
Deposits	10.7	9.9
Restricted Cash	—	0.5
Miscellaneous other	16.6	14.8
Total	$66.9	$54.2

Orion S.A
Notes to the Consolidated Financial Statements
Other assets, at December 31, consist of the following components:

	2025	2024
	(In millions)
Financial assets	$14.6	$39.5
Restricted Cash	0.5	—
Miscellaneous other	5.5	2.0
Total	$20.6	$41.5
Note F. Property, Plant and Equipment
Property, plant and equipment, at December 31, consists of the following:

	2025	2024
	(In millions)
Land	$29.5	$28.2
Land rights and buildings	157.1	139.9
Plant and machinery	1,494.9	1,339.7
Other equipment, furniture and fixtures, including Asset retirement	60.6	51.0
Construction in progress	292.2	215.9
Total property, plant and equipment	2,034.3	1,774.7
Less: accumulated depreciation	964.7	809.7
Net property, plant and equipment	$1,069.6	$965.0
Depreciation expense was $105.9 million, $101.5 million and $92.4 million for fiscal years ending December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, we adjusted the construction timeline of the La Porte facility to better reflect end market conditions, including a protracted domestic adoption rate of electric vehicles. As of December 31, 2025, a total of $175 million has been capitalized as Construction in Progress, including Asset Retirement Cost, related to this project.
Note G. Leases
Orion has entered into lease contracts as a lessee and is not acting as a lessor. Orion’s lease contracts are for operating assets such as rail cars, company cars, offices and office equipment, etc. Lease costs for the years ended December 31, are as follows:

	2025	2024	2023
	(In millions)
Finance lease costs	$11.6	$11.2	$9.3
Operating lease costs	12.0	11.1	8.5
Short-term leasing costs	6.0	5.3	5.5
Total	$29.6	$27.6	$23.3

Orion S.A
Notes to the Consolidated Financial Statements
ROU assets and lease liabilities related to operating and finance leases reflected in the Consolidated Balance Sheets, at December 31, are as follows:

	2025	2024
	(In millions)
ROU Assets
Operating leases	$42.8	$36.6
Finance leases	83.0	81.3
Total	$125.8	$117.9

Lease Liabilities(1)
Operating leases
Current	$8.2	$9.6
Long-term	35.3	26.5
	43.5	36.1

Finance leases
Current	6.3	5.6
Long-term	82.7	80.0
	89.0	85.6
Total	$132.5	$121.7
(1) Reflected in Current and Other liabilities in the Consolidated Balance Sheets.
As of December 31, 2025, a total of $13.3 million has been capitalized as Finance lease related to the La Porte facility project. For further information, see Note F. Property, Plant and Equipment above.
The weighted remaining average minimum lease period for finance and operating leases are 15.3 years and 7.7 years, respectively.
Maturities of operating and finance lease liabilities are as follows:

	Finance Leases	Operating Leases	Total
	(In millions)
Next 12 months	$10.3	$10.0	$20.3
1 to 2 years	11.9	6.5	18.4
2 to 3 years	11.9	5.6	17.5
3 to 4 years	9.7	5.1	14.8
4 to 5 years	7.9	4.3	12.2
More than 5 years	73.2	21.3	94.5
Total undiscounted minimum lease payments	124.9	52.8	177.7
Imputed interest	35.9	9.3	45.2
Lease liability (current and non-current)	$89.0	$43.5	$132.5
The weighted average discount rate applied to the lease liabilities for finance and operating leases are 4.8% and 5.7%, respectively.

Orion S.A
Notes to the Consolidated Financial Statements
Note H. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each reportable segment for the years ended December 31, are as follows:

Goodwill	Rubber	Specialty	Total
	(In millions)
Balance as of January 1, 2024	$30.5	$45.6	$76.1
Foreign currency impact	(1.9)	(2.7)	(4.6)
Balance as of December 31, 2024	28.6	42.9	71.5
Impairment	(32.3)	(48.5)	(80.8)
Foreign currency impact	3.7	5.6	9.3
Balance as of December 31, 2025(1)	$—	$—	$—
(1) At December 31, 2025, accumulated goodwill impairment was $80.8 million.
In the third quarter of 2025, we performed our quantitative impairment assessments for each of our two reporting units at September 30, 2025.
For our quantitative assessments, we estimated the value of each of our reporting units using both a discounted cash flows (“DCF”) analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included market participant weighted average cost of capital, revenue, gross margin, capital expenditures, and long-term growth rates based on historical information and our best estimate of future forecasts. The market approach involved significant judgment, including the selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement.
Based on our quantitative assessments, mainly related to a decline in the trading price of our Common Stock and our market capitalization, we concluded that the calculated fair value of our Rubber Carbon Black (“RCB”) and Specialty Carbon Black (“SCB”) reporting units were lower than their respective book values. In our Rubber reporting unit, elevated levels of low value tire imports from Asia during 2025 have directly impacted our demand in core Western markets and our overall profitability. In our Specialty reporting unit, persistently soft industrial economies coupled with uncertainty related to global trade, tariffs and regulatory matters have impacted our demand and portfolio mix. As a result, we performed quantitative impairment assessments for each of our two reporting units at September 30, 2025. As a result, we recognized a non-cash goodwill impairment charge of $80.8 million in the third quarter of 2025 with respect to both reporting units. No tax benefit was recorded because we determined it is a non-tax-deductible expense.
There was no goodwill impairment charge in 2024 or 2023.
Intangible Assets
The components of identifiable intangible assets, at cost, and the related accumulated amortization, at December 31, are as follows:

	2025			2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Developed technology and patents	$74.2	$72.0	$2.2	$65.6	$59.7	$5.9
Customer relationships	78.8	76.5	2.3	70.4	68.1	2.3
Trademarks	20.2	19.5	0.7	17.9	16.2	1.7
Long-term contracts	8.2	3.8	4.4	7.3	2.4	4.9
Other intangible assets	49.0	44.4	4.6	46.7	43.0	3.7
Total intangible assets	$230.4	$216.2	$14.2	$207.9	$189.4	$18.5
Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $8.2 million, $7.2 million and $6.1 million, respectively, and is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.

Orion S.A
Notes to the Consolidated Financial Statements
The estimated aggregate amortization expense for intangible assets for the fiscal years ending December 31, are as follows:

Year	(In millions)
2026	$5.0
2027	2.1
2028	2.0
2029	1.2
2030	0.9
Thereafter	3.0
Total aggregated amortization	$14.2
Note I. Accruals and Other Liabilities
The components of Current accrued liabilities, at December 31, are as follows:

	2025	2024
	(In millions)
Accrued employee compensation	$19.0	$20.6
Accrued liabilities for sales and procurement	7.0	7.9
Accrued liabilities for restructuring	2.0	2.2
Provision for emissions	12.9	—
Other accrued liabilities	9.2	8.8
Total	$50.1	$39.5
The components of Other current liabilities, at December 31, are as follows:

	2025	2024
	(In millions)
Employee related liabilities	$7.3	$6.3
Current lease liabilities (refer to Note G. Leases )	14.5	15.2
Other current liabilities	32.3	35.9
Total	$54.1	$57.4
The components of Other long-term liabilities, at December 31, are as follows:

	2025	2024
	(In millions)
Employee related liabilities	$4.2	$4.4
Liabilities for asset retirement obligation	12.2	11.4
Long-term lease liabilities (refer to Note G. Leases )	118.0	106.5
Other non-current liabilities	1.3	1.4
Total	$135.7	$123.7

Orion S.A
Notes to the Consolidated Financial Statements
Note J. Debt and Other Obligations
Debt and Other Obligations, at December 31, are as follows:

	2025	2024
	(In millions)
Current
Term Loans	$3.0	$3.0
Deferred debt issuance costs - Term Loans	(0.9)	(0.8)
China Term Loan	13.1	5.7
Other short-term debt and obligations	289.8	250.9
Current portion of long-term debt and other financial liabilities	305.0	258.8
Non-current
Term Loans	636.7	598.9
Deferred debt issuance costs - Term Loans	(1.5)	(2.1)
China Term Loan	39.3	50.2
Long-term debt, net	674.5	647.0
Total	$979.5	$905.8
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
In September 2021, Orion entered into the Ninth Amendment to the Credit Agreement, which includes an amended and restated term loan agreement (the “Term Loans”). The Terms Loans facility was allocated to a term loan facility denominated in U.S. dollars of $300 million and a term loan facility denominated in euros of €300 million with both having a maturity date of September 2028, replacing the Prior Term Loans. Interest is calculated based on three months EURIBOR (for the euro-denominated loan) plus a margin of 2.50%, or three-month USD-LIBOR (for the USD-denominated loan) plus a margin of 2.25%. For the U.S. dollar loan, a floor of 0.50% applies and for the euro-denominated loan no floor exists. 1% of the principal amount is required to be repaid per annum in respect to the USD-denominated loans, whereas there is no scheduled amortization for the euro-denominated loans.
Due to cessation of U.S. dollar LIBOR after June 30, 2023 (“LIBOR cessation date”), in May 2023, the Company entered into the Eleventh Amendment to the Credit Agreement to update the referenced floating benchmark rate. For the U.S. dollar loan, the three-month USD-LIBOR was replaced by USD Term Secured Overnight Financing Rate (“SOFR”) 3M + CAS (Credit Adjustment Spread) effective for all interest rate periods after June 30, 2023.
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
Other provisions of the Credit Agreement relating to the Term Loans remained unchanged.
The Term Loan interest rates as of December 31 were as follows:

	2025	2024
Euro-denominated Term Loan	4.7%	6.1%
U.S. dollars denominated Term Loan	6.5%	7.4%

Orion S.A
Notes to the Consolidated Financial Statements
(b) China Term Loan
To partially finance the construction of our Huaibei facility in China, on March 16, 2022, our wholly owned subsidiary, Orion Engineered Carbons (Huaibei) Co., Ltd. (“OECCL”), entered into a 4.5% fixed interest rate, CNY500 million (approximately $71 million), eight-year term-loan agreement with The Bank of China (“China Term-Loan”) maturing on December 21, 2029. OECCL is required to repay the China Term-Loan principal in semi-annual payments beginning June 2024. Interest is payable quarterly, beginning June 2022. The agreement restricts OECCL’s ability to make external investments, repay intercompany loans or distribute dividends. The principal repayments under the agreement are: 2% in 2024, 10% in 2025 and 22% each year thereafter, concluding in June 2029. The China Term-Loan is secured with the Huaibei facility’s land and buildings as collateral. As of December 31, 2025, we have drawn $52.4 million on the facility.
(c) Other Short-Term Debt and Obligations
Other short-term debt and obligations, at December 31 were as follows:

	2025	2024
	(In millions)
Revolving Credit Facility	$58.8	$—
Ancillary Credit Facilities
OEC GmbH outstanding borrowings	127.9	147.8
OEC LLC outstanding borrowings	19.4	14.0
OEC Huaibei outstanding borrowings	4.6	16.5
Korea Working Capital Loans (capacity $39.8 million)
Uncommitted	1.7	1.7
Committed	17.3	22.7
China Working Capital Loans	17.1	11.7
Repurchase Agreement	43.0	36.5

Total of Other Short-term Debt and Obligations	$289.8	$250.9

Supplemental information:
Total ancillary capacity - EUR	€234.0	€234.0
Total ancillary capacity - U.S. Dollars	$275.0	$243.1
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
In October 2023, Orion entered into the Thirteenth Amendment to the Credit Agreement, which amended and restated our RCF and extended the maturity to September 2028. We voluntarily reduced the borrowing capacity under the RCF from €350 million to €300 million. Interest is calculated based on EURIBOR plus a 1.65% - 3.30% margin (depending on leverage ratio).
In September 2025, Orion entered into the Fourteenth Amendment to the Credit Agreement, which amended and restated our RCF. We added €50.0 million to our RCF capacity, which expands our facility to €350.0 million.
Under the Fourteenth Amendment, Net Leverage, as defined in the Credit Agreement, is not permitted to exceed 5.0x on or before December 31, 2026 and 4.5x thereafter.
We incurred approximately $4.9 million of costs in connection with the Fourteenth RCF Amendment.

Orion S.A
Notes to the Consolidated Financial Statements
In February 2026, Orion entered into the Fifteenth Amendment to the Credit Agreement, which amended and restated our RCF. Under the amended RCF, Net Leverage, as defined in the Credit Agreement is as follows:

Net Leverage at
March 31, 2026	5.5x
September 30, 2026	6.25x
December 31, 2026	6.50x
June 30, 2027	6.00x
September 30, 2027	5.50x
December 31, 2027	5.00x
June 30, 2028	4.50x
Other Credit Agreement provisions relating to the RCF, including the commitment fee, substantially remained unchanged.
We incurred approximately $4.4 million of costs in connection with the Fifteenth RCF Amendment.
The RCF includes a sustainability-linked margin adjustment. Starting in 2024 continuing through 2028, the credit spread will increase or decrease up to 5 basis points depending on two key performance indicators: greenhouse gas intensity and environmental, social and governance rating from EcoVadis, a provider of corporate sustainability rating.
Other provisions of the Credit Agreement relating to the RCF substantially remained unchanged, including the commitment fee, which remains at 35% of the interest margin or 1.2% at December 31, 2025.
As of December 31, 2025, there were $58.8 million borrowings under the RCF. As of December 31, 2024, there were no borrowings under the RCF.
Letters of credit can be issued for the amount available under the RCF and ancillary facilities. The weighted average interest rates on the utilized RCF and ancillary facilities as of December 31, 2025 and 2024 were 5.1% and 5.7%, respectively.
For the years ended December 31, 2025 and 2024, amortized transaction costs were $1.1 million and $0.7 million, respectively.
Unamortized transaction costs included in the Consolidated Balance Sheets, as of December 31, 2025 and 2024, were approximately $6.7 million and $2.6 million, respectively.
As of December 31, 2025, the Company’s net leverage ratio, as defined under the Credit Agreement, was 4.07x.
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
As of December 31, 2025, the total commitment was €350 million (approximately $411 million) and was split between an €116 million RCF tranche and €234 million of bilateral ancillary facilities established directly with several banks under the RCF.
As of December 31, 2025 and 2024, committed ancillary credit facilities totaled $275.0 million and $243.1 million, respectively.
As of December 31, 2025, unutilized ancillary borrowing capacity was approximately $115.5 million.
The general terms of the ancillary credit facilities are linked to the terms in the RCF.
Korea Working Capital Loans—For working capital flexibility, we have a committed local facility of ₩52.5 billion ($36.4 million). As of December 31, 2025, we have outstanding borrowings of ₩25.0 billion ($17.3 million).
China Working Capital Loans—For working capital flexibility in Qingdao, we have a local facility of CNY 50.0 million ($7.1 million). As of December 31, 2025 and 2024, we have drawn CNY 50.0 million ($7.1 million) and CNY 49.2 million ($6.8 million), respectively.
For working capital flexibility in Huaibei, we have a local facility of CNY 71.8 million ($10.3 million). As of December 31, 2025 and 2024, we have drawn CNY 70.0 million ($10.0 million) and CNY 36.0 million ($4.9 million), respectively.
In the Consolidated Statements of Cash Flows, these loans are reflected in Cash inflows related to current financial liabilities. These borrowings approximated their carrying values due to the short-term nature of these instruments.

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
•On January 21, 2026, we sold approximately 320 thousand EUA certificates for €27.1 million cash to another counterparty. This counterparty also has an obligation to resell, and we have the obligation to purchase the same or substantially the same EUA certificates on July 27, 2026 for €27.5 million.
•On January 21, 2026, we sold 186 thousand EUA certificates for €15.8 million cash to another counterparty. This counterparty also has an obligation to resell, and we have the obligation to purchase the same or substantially the same EUA certificates on July 27, 2026 for €16.0 million.
The difference between the consideration received and the amount of consideration to be paid will be recognized as interest expense. At December 31, 2025, the amount outstanding, including accrued interest, was €37.0 million ($43.5 million). Due to the short maturity, the carrying value approximates the fair value.
Future Years Payment Schedule
The aggregate principal amounts of long-term debt, excluding finance lease liabilities presented in Note G. Leases, are as follows:

Repayment
(In millions)
2026	$16.1
2027	16.1
2028	646.9
2029	13.0
2030	—
Total	$692.1
Covenant Compliance
The Credit Agreement contains certain non-financial covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to (i) incur additional debt, (ii) pay dividends, repurchase stock or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) to pay dividends or to make other payments to the Company, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to significant exceptions and qualifications.
As of December 31, 2025 and 2024, we were in compliance with our debt covenants.
Note K. Financial Instruments and Fair Value Measurement
Risk management
We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. To minimize counterparty credit (or repayment) risk, we enter into transactions, primarily with investment grade financial institutions. The market risk exposure is not hedged in a manner to completely eliminate the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed as of December 31, 2025 and 2024.

Orion S.A
Notes to the Consolidated Financial Statements
Cash flow hedge
Interest rate swaps—On November 14, 2017 the Company acquired floored forward interest rate swaps to hedge interest rate risk on current euro-denominated term loan financing. In July 2024 our interest rate swap expired and was not renewed. There were no material transactions recorded as a result of the expiration.
In April 2025, to hedge the variable interest rate Euro-denominated term loan, the Company entered into two interest rate swaps aggregating to €200.0 million. The interest rate for two fixed interest rate swaps are 1.925% and 1.928%. The floating rate is based on SOFR. The interest rate swaps will expire on September 25, 2028 in line with the maturity of the Term Loan.
Cross currency swap—On May 15, 2018 the Company entered into a $235.0 million cross-currency swap to hedge both foreign exchange rate and interest rate risk on current USD-denominated term loan financing which replaced the USD-denominated Caps terminated on May 14, 2018. Both of these instruments were designated as accounting hedges at the time we entered into the transactions.
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
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	December 31, 2025		December 31, 2024		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$12.2	$197.0	$38.9	Other financial assets (non-current)
Interest rate swaps	235.0	1.8	—	—	Other financial assets (non-current)
Total	$432.0	$14.0	$197.0	$38.9

Liabilities
Derivatives designated as hedges:
Cross currency swaps	$—	$—	$—	$—	Other liabilities (non-current)
Interest rate swaps	—	—	—	—	Other liabilities (non-current)
Total	$—	$—	$—	$—
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during fiscal 2025 and 2024.
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

	December 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term loan	$639.7	$582.8	$601.9	$601.9
China Term-loan	52.4	52.9	55.9	56.8
Total	$692.1	$635.7	$657.8	$658.7
Term-Loan and China Term-loan in the table above are classified as Level 2.
At both December 31, 2025 and 2024, the fair values of Cash and cash equivalents and restricted cash, Accounts receivable, net, Accounts payable and Accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.
The carrying amounts of our variable rate debt approximates the fair value due to variable interest rates with short reset periods at December 31, 2024.
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Year Ended December 31, 2025
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(4.2)	$(0.7)	$—	Interest and other financial expense, net
Interest rate swaps	1.7	—	—	Interest and other financial expense, net
Total	$(2.5)	$(0.7)	$—

	Effect of Financial Instruments
	Year Ended December 31, 2024
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(3.3)	$0.1	$—	Interest and other financial expense, net
Interest rate swaps	(4.1)	(0.6)	—	Interest and other financial expense, net
Total	$(7.4)	$(0.5)	$—

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
The amount recognized in AOCI related to cash flow hedges that will be reclassified to the Consolidated Statement of Operations in the next twelve months is approximately $1.2 million.
Note L. Employee Benefit Plans
Provisions are established to cover defined benefit plans for retirement, disability and surviving dependents’ pensions. The benefit obligations vary depending on the legal, tax and economic circumstances in the various countries in which we operate. Generally, the level of benefit depends on the length of service and the remuneration.
We have defined benefit plans in Germany and South Korea for which Germany accounted for approximately 92.1% and 93.1% in 2025 and 2024, respectively, of provisions for projected defined benefit pension plan obligations. Effective at the end of 2013, all defined benefit plans in Germany were modified to close access to new participants and freeze benefits accrued under these plans at December 31, 2013 levels. Interest expense on the frozen obligation relating to these plans will continue to accrue.
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

Orion S.A
Notes to the Consolidated Financial Statements
Obligations and Funded Status
The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension plan:

Change in Projected Benefit Obligation	December 31
	2025	2024
	(In millions)
Present value of projected benefit obligation at the beginning of the year	$63.4	$65.4
Actuarial (gain)/ loss	(7.6)	1.3
Service cost	0.3	0.3
Interest cost	2.7	2.6
Benefits paid	(2.2)	(1.7)
Curtailments, settlements, special and contractual termination benefits	—	(0.4)
Currency translation	7.7	(4.1)
Present value of projected benefit obligation at the end of the year	$64.3	$63.4
Based on the weighted Macaulay method the projected benefit obligation has a duration of 15.0 years (16.0 years in 2024).

Change in Plan Assets	December 31
	2025	2024
	(In millions)
Fair value of plan assets at the beginning of the year	$3.4	$3.6
Actual return on plan assets	0.2	0.2
Employer contributions	0.5	0.5
Benefits paid	(0.3)	—
Settlement	—	(0.4)
Currency translation	0.1	(0.5)
Fair value of plan assets at the end of the year	$3.9	$3.4
The plan assets are held by Orion Engineered Carbons Co. Ltd. Korea, Bupyeong-gu, South Korea, and relate to qualifying insurance policies. These insurance policies do not have a quoted market price. The actual return on plan assets were $0.2 million each for the years ended December 31, 2025 and 2024.

Net Unfunded Status	December 31
	2025	2024
	(In millions)
Projected benefit obligation	$64.3	$63.4
Less: Fair value of plan assets	3.9	3.4
Net unfunded status	$60.4	$60.0

Amount Recognized in the Consolidated Balance Sheets	December 31
	2025	2024
	(In millions)
Non-current assets	$—	$—
Current liabilities	2.0	1.5
Non-current liabilities	58.4	58.5
Net liability recognized - pension plans	$60.4	$60.0

Orion S.A
Notes to the Consolidated Financial Statements
Pension Assumptions and Strategy
The assumptions used in the actuarial valuation of the underlying the obligations are as follows:

Assumptions	December 31
	2025	2024
Discount rate	4.4%	3.6%
Expected long-term rate of return on plan assets	3.5%	3.5%
Rate of compensation/salary increase	3.0%	3.0%
Future pension increase	2.0%	2.9%
Mortality is based on Heubeck guidelines, the generally accepted biometric calculation bases for the balance sheet valuation of pension obligations in Germany.
A 0.5% increase or decrease in the discount rate or in the future pension increase would have impacted the projected benefit obligation as follows:

Sensitivities	December 31, 2025
	Discount rate		Future pension increase
	0.5% decrease	0.5% increase	0.5% decrease	0.5% increase
(In millions)
Impact on projected benefit obligation	$4.1	$(3.7)	$(5.1)	$5.6
Net Periodic Pension Cost (Benefit)

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Service cost	$0.3	$0.3	$0.3
Interest cost	2.7	2.6	2.6
Expected return on plan assets	(0.2)	(0.2)	(0.2)
Net periodic pension cost	$2.8	$2.7	$2.7
The total expected defined benefit pension contribution amounts to $2.2 million in 2026.
The Company paid $21.3 million, $19.1 million and $17.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, for state defined contribution pension schemes (statutory pension insurance) in Germany and other countries. This amount is recognized as personnel expenses in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.
Estimated Future Benefit Payments
We expect the following benefit payments will be made to plan participants in the years from 2026 to 2035:

Benefit payments	(In millions)
2026	$2.3
2027	2.6
2028	2.8
2029	3.4
2030	3.3
2031 — 2035	17.1
We do not anticipate making funding contributions to the Pension Plan in 2026.

Orion S.A
Notes to the Consolidated Financial Statements
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Amounts recognized in AOCI, at December 31, related to the Company's defined benefit pension plan are as follows:

	2025	2024	2023
	(In millions)
Net actuarial (gain) loss	$(7.6)	$1.3	$7.7
Net prior service cost	—	—	—
Balance in accumulated other comprehensive (income) / loss	$(7.6)	$1.3	$7.7
No amount is estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2026.
Plan Assets
The fair value (all Level 2) of Orion's pension plan assets, at December 31, are as follows:

	2025	2024
	(In millions)
Government and corporate fixed income financial instruments	3.9	3.4
Total pension plan assets	$3.9	$3.4
Defined Contribution Plans
We provide tax-qualified retirement contribution plans in the United States for the benefit of all full-time employees. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. For the years ended December 31, 2025, 2024 and 2023 the Company contributions to the Employee Savings Plans were $1.6 million, $1.5 million and $2.3 million, respectively.
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
In certain instances, we issue RSUs as sign-on incentives and other one-time grants for employees. These RSUs vest over a three-year period either ratably or on a cliff vesting basis. Vesting typically occurs on the anniversary of the grant or date of hire.
Restricted Stock—Certain members of our Board of Directors receive compensation in form of Restricted Stock (“RS”) in accordance with our 2023 Non-employee Director Plan. Under this plan 103,480 RS are currently outstanding. The RS vest and become non-forfeitable on the first anniversary of the grant date.

Orion S.A
Notes to the Consolidated Financial Statements
Performance-based Restricted Stock Units
In the following table summarizes PSU activity assuming payout at 100% of target shares for unvested awards:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2025	671,063	$28.13
Granted	423,201	11.61
Vested	(197,331)	35.36
Forfeited	(190,907)	33.53
Unvested at December 31, 2025	706,026	$14.75
During 2024 and 2023 we granted 348,857 and 594,922 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $18.99 and $29.62, respectively.
The 2023 PSU awards based on relative TSR and other metrics will be paid out at a multiple of approximately 0.5X.
Restricted Stock Units
In the following table summarizes RSU activity:

	Number of units	Weighted-average grant-date fair value per unit
Unvested at January 1, 2025	295,747	$21.37
Granted	395,649	9.50
Vested	(261,779)	18.77
Forfeited	(18,661)	21.29
Unvested at December 31, 2025	410,956	$11.60
During 2024 and 2023 weighted average RSU grant-date fair value was $20.41 and $26.14, respectively. Total grant date fair value of RSUs were approximately $4.3 million and $5.9 million during 2024 and 2023, respectively.
Total fair value of RSUs vested was approximately $4.1 million and $3.3 million during 2024 and 2023, respectively.
As of December 31, 2025, we had unrecognized compensation cost of $10.2 million, based on the target amounts, related to unvested PSU, RSU and RS, which is expected to be recognized over a weighted average period of 1.66 years.
During 2025, 2024 and 2023 fiscal years, we recognized compensation expenses of $13.6 million, $15.3 million and $15.4 million, respectively, in the Consolidated Statements of Operations.

Orion S.A
Notes to the Consolidated Financial Statements
Note N. Accumulated Other Comprehensive Loss
Changes in each component of AOCI, net of tax, for fiscal 2025, 2024 and 2023, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2023	$(47.5)	$24.4	$10.6	$(12.5)
Other comprehensive income (loss) before reclassification	(7.9)	(14.9)	(8.1)	(30.9)
Income tax effects	0.3	4.7	2.5	7.5
Amounts reclassified from AOCI	—	1.7	(8.9)	(7.2)
Income tax effects	—	(0.5)	2.8	2.3
Currency translation AOCI	—	0.7	0.2	0.9
Balance at December 31,2023	(55.1)	16.1	(0.9)	(39.9)
Other comprehensive income (loss) before reclassification	(24.5)	(6.7)	(0.7)	(31.9)
Income tax effects	0.2	2.1	0.3	2.6
Amounts reclassified from AOCI	—	(0.5)	—	(0.5)
Income tax effects	—	0.1	—	0.1
Currency translation AOCI	—	(0.3)	—	(0.3)
Balance at December 31,2024	(79.4)	10.8	(1.3)	(69.9)
Other comprehensive income (loss) before reclassification	(5.2)	(4.7)	8.0	(1.9)
Income tax effects	0.7	0.7	(2.5)	(1.1)
Amounts reclassified from AOCI	—	(0.7)	—	(0.7)
Income tax effects	—	0.1	—	0.1
Currency translation AOCI	—	1.4	(0.2)	1.2
Balance at December 31,2025	$(83.9)	$7.6	$4.0	$(72.3)
Amounts recorded in AOCI exceeding 10% of the defined benefit obligation are recorded ratably as reclassification of actuarial gains or losses over the current year through profit and loss separately from income from operations and amounted to $8.9 million income for the year ended December 31, 2023. We were not outside of the 10% corridor for 2025 or 2024.
Note O. Earnings (Loss) Per Share
Basic Earnings (loss) per share is computed by dividing net income attributable to the Company by the weighted average number of Common stock outstanding during the period. Diluted Earnings (loss) per share equals net income attributable to the Company divided by the weighted average number of Common stock outstanding during the period, adjusted for the dilutive effect of our stock–based and other equity compensation awards.
The following table reflects the income and share data used in the basic and diluted Earnings (loss) per share computations:

	Years Ended December 31,
Dollars in millions, shares in thousands and per share amount in dollars	2025	2024	2023
Net income (loss)	$(70.1)	$44.2	$103.5
Weighted average number of ordinary shares	56,324	58,223	58,995
Basic Earnings (loss) per share	$(1.24)	$0.76	$1.75
Dilutive effect of share-based payments	—	150	985
Weighted average number of diluted ordinary shares	56,324	58,373	59,980
Diluted Earnings (loss) per share	$(1.24)	$0.76	$1.73

Orion S.A
Notes to the Consolidated Financial Statements
Note P. Income Taxes
The Company operates in multiple jurisdictions with complex tax and regulatory environments and our income tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations.
Tax provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Current
Domestic (1)	$15.5	$8.4	$34.3
Foreign	27.1	21.0	19.7
Total	42.6	29.4	54.0
Deferred
Domestic (1)	(5.3)	(5.2)	3.1
Foreign	(1.5)	(14.5)	3.2
Total	(6.8)	(19.7)	6.3
Provision for income taxes	$35.8	$9.7	$60.3
(1) Domestic refers to Germany.
The following table presents the components of income before income taxes for continuing operations for fiscal years 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Domestic (1)	$(17.4)	$5.5	$119.1
Foreign	(17.4)	48.4	44.7
Income (loss) before income taxes	$(34.8)	$53.9	$163.8
(1) Domestic refers to Germany.
The overall statutory income tax rate for the German entities was 32.00%, for the years ended December 31, 2025, 2024 and 2023, which includes a corporate income tax rate of 15.0%, a solidarity surcharge of 0.8% and a trade tax rate of 16.2%.
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, the amount of tax-free income, and impact of non-deductible expenses.

Orion S.A
Notes to the Consolidated Financial Statements
The following tables reconcile the expected tax expense (benefit) at the German statutory tax rate of 32.0% calculated for the year ended December 31,:

	2025
	(In millions)	%
Loss before income taxes	(34.3)

Expected income tax thereon	11.1	32%
Goodwill impairment	(3.3)	(9)%
Other permanent differences	2.6	7%
Uncertain tax positions	(2.7)	(8)%
Other	2.7	8%

Foreign tax effects
Brazil
Effects from tax rate differences	(1.1)	(3)%
Goodwill impairment	4.5	13%
Other	(0.3)	(1)%
U.S.
Effects from tax rate differences	(7.5)	(21)%
Goodwill impairment	16.9	48%
Cross border impacts	3.7	11%
Foreign tax credit	14.1	40%
Valuation allowance	(6.4)	(18)%
Other	(2.0)	(6)%
France
Effects from tax rate differences	(1.0)	(3)%
Goodwill impairment	(2.1)	(6)%
Valuation allowance	(1.0)	(3)%
Other	(0.6)	(2)%
Italy
Effects from tax rate differences	(2.7)	(8)%
Goodwill impairment	(13.8)	(40)%
Other	(1.3)	(4)%
Luxembourg
Effects from tax rate differences	(1.7)	(5)%
Changes in tax loss	(9.4)	(27)%
Valuation allowance	7.3	21%
Other	(2.5)	(7)%
Poland
Effects from tax rate differences	(5.4)	(16)%
Goodwill impairment	(8.1)	(23)%
Other	0.6	2%
South Africa
Effects from tax rate differences	(1.1)	(3)%
Goodwill impairment	(4.3)	(12)%
Tax loss carry forward	2.0	6%
Valuation allowance	(3.3)	(9)%
Other	(1.4)	(4)%
Sweden
Effects from tax rate differences	(7.3)	(21)%
Goodwill impairment	(15.3)	(44)%
Other	(0.1)	—%
China
Effects from tax rate differences	(1.3)	(4)%
Valuation allowance	(7.3)	(21)%
Other	(0.1)	—%
South Korea
Effects from tax rate differences	4.1	12%
Goodwill impairment	7.0	20%
Other	2.0	6%
Effective tax expense	(35.8)	(104)%

Orion S.A
Notes to the Consolidated Financial Statements

	2024	2023
	(In millions)
Income before income taxes	$53.9	$163.8

Expected income tax thereon	17.0	52.3
Tax rate differences	1.0	(4.2)
Effect of cross-border tax laws	(9.4)	—
Change in valuation allowance	13.0	5.0
Income taxes for prior years	(1.0)	3.3
Uncertain tax position	(13.3)	1.6
Non-deductible interest expenses	—	0.1
Non-deductible expenses, and non-deductible taxes	1.5	2.1
Effects of changes in permanent differences	1.2	—
Tax effect on tax-free income	(1.4)	(1.5)
Other tax effects	1.1	1.6
Income tax expense	$9.7	$60.3
Effective tax rate	18.0%	36.9%
The 2025 effective income tax rate was (104.4)% compared with 18.0% in 2024. The change in the effective tax rate was mainly driven by the negative tax effects from the goodwill impairment, non-deductible expenses and valuation allowances. Those were partially offset by US tax refunds and tax-free income.
For the tax year ended December 31, 2025, additional valuation allowances were established primarily related to certain foreign net operating losses and other deferred tax assets. As part of the process of preparing the consolidated financial statements, we are required to determine the provision for income taxes. This process involves measuring temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. Non-deductible expenses and non-deductible taxes were analyzed and resulted in additional income tax.
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

	December 31
	2025	2024
	(In millions)
Deferred tax assets
Inventories	$7.8	$5.8
Deferred Compensation	4.3	4.0
Provisions	11.1	14.3
Liabilities including leases liabilities	34.0	42.5
Loss carryforwards	59.5	54.0
Interest carryforwards	5.5	5.6
Tax credits	26.2	21.0
Other	11.2	2.6
Total deferred tax assets	159.6	149.8
Valuation allowances	(67.3)	(50.5)
Net deferred tax assets	$92.3	$99.3
Deferred Tax Liabilities
Intangible assets	$1.4	$1.4
Property, plant and equipment including right of use assets	77.3	92.0
Financial assets	8.0	13.7
Receivables, other assets	13.1	7.1
Total deferred tax liabilities	$99.8	$114.2
Net deferred tax assets / (liabilities)	$(7.5)	$(14.9)

Orion S.A
Notes to the Consolidated Financial Statements
Our net deferred tax assets and liabilities reflected in our balance sheet are as follows:

Net deferred tax position	December 31
	2025	2024
	(In millions)
Deferred tax assets
Net deferred tax assets	$20.5	$21.6
Deferred tax liabilities
Net deferred tax liabilities	28.0	36.5
Net deferred tax asset / (liability) positions	$(7.5)	$(14.9)
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

Valuation allowance	2025	2024	2023
	(In millions)
As of January 1,	$50.5	$40.1	$38.1
Additions for Tax Credits	6.4	—	—
Additions for Loss carryforwards	12.8	10.6	6.0
Additions for Interest carryforwards	0.3	—	—
Additions Other	2.6	0.2	0.2
Reduction for Loss and Interest carryforwards	(5.3)	(0.4)	(4.2)
As of December 31,	$67.3	$50.5	$40.1
The following table provides detail surrounding the expiration dates of the gross amount of tax loss carryforwards and tax credits:

	December 31, 2025
	Net operating loss carryforwards	Tax Credits
	(In millions)
2026 to 2032	$58.8	$1.0
2033 and thereafter	—	—
Indefinite carryforwards	183.6	25.2
Total	$242.4	$26.2
As of December 31, 2025, we did not provide for deferred taxes on earnings of most of our foreign subsidiaries because they are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.

Orion S.A
Notes to the Consolidated Financial Statements
Liabilities for uncertain tax positions
We had a $4.7 million liability relating to uncertain tax positions unrecognized as of December 31, 2025. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2025	2024	2023
	(In millions)
Balance at beginning of the year	$—	$13.3	$11.6
Additions for tax positions of prior year	8.7	—	1.7
Reductions of tax positions of prior year	—	(11.9)	—
Reductions related to settlements and other	(4.0)	(1.4)	—
Balance at end of the year	$4.7	$—	$13.3
The $4.7 million unrecognized tax liability would not impact our effective income tax rate if it were recognized. Tax related interest and penalties are included interest expenses and other expenses and we accrued $1.0 million, none, and $4.4 million for interest and penalties as of December 31, 2025, 2024 and 2023, respectively.
Orion and certain subsidiaries are under audit in several jurisdictions. In 2025, tax audits in Germany, Italy, South Korea and China had been initiated. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase in future, primarily due to the progression of open audits.
The following table provides detail surrounding the cash paid for income taxes:

2025
(In millions)
Germany	$10.8
USA	7.2
Brazil	15.4
Korea	4.2
Other	3.6
Cash paid for income taxes	$41.2
Note Q. Commitments and Contingencies
Long-Term Commitments—To safeguard the supply of raw materials, contractual purchase commitments under long-term supply agreements for raw materials, primarily carbon black oil and natural gas, are in place are as follows:

Maturity	December 31, 2025
(In millions)
2026	$91.4
2027	93.9
2028	93.9
2029	92.2
2030	92.2
2031 and thereafter	280.8
Total	$744.4
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

Orion S.A
Notes to the Consolidated Financial Statements
Loss (recovery) due to misappropriation of assets, net—On August 10, 2024, the Company determined that a Company employee, who is not a Named Executive Officer, was the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties. As a result of this incident, we recognized a one-time pre-tax charge of approximately $55.7 million, net of recoveries, for the unrecovered fraudulently induced wire transfers. The Company has cooperated, and will continue to cooperate, with law enforcement as appropriate and is pursuing recovery of these funds through all legally available means, including potentially available insurance coverage. The incident did not result in any unauthorized access to data or systems maintained by the Company. The business and operations of the Company were not affected. In addition, we incurred $3.6 million of professional fees in connection with our investigations. Together, the amount of $59.3 million is reported in our Consolidated Statements of Operations. In 2024, we recorded tax benefit of $16.4 million.
In 2025, we recovered $9.2 million (€7.9 million) and incurred $2.3 million of professional fees, which was reported in Loss (recovery) due to misappropriation of assets, net in our Consolidated Statements of Operations.
Pledges and guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions excluding China as collateral under the Credit Agreement. As of December 31, 2025, the Company had guarantees totaling $32.9 million issued by various financial institutions.
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
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, Loss (recovery) due to misappropriation of assets, net, Goodwill impairment, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.

Orion S.A
Notes to the Consolidated Financial Statements
Segment operating results are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2025
Net sales from external customers	$1,188.2	$618.5	$—	$1,806.7
Less:
Cost of Sales	969.2	477.7	—	1,446.9
Selling, general and administrative expenses	139.5	90.1	1.1	230.7
Loss (recovery) due to misappropriation of assets, net	—	—	(6.9)	(6.9)
Goodwill impairment	32.3	48.5	—	80.8
Other segment items	13.8	13.9	—	27.7
Add:
LTIP and other non-operating charges	6.6	6.5	1.1	14.2
Loss (recovery) due to misappropriation of assets, net	—	—	(6.9)	(6.9)
Goodwill impairment	32.3	48.5	—	80.8
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	81.7	50.2	—	131.9
Adjusted EBITDA	$154.5	$93.5	—	$248.0
Assets	$1,093.7	$688.6	$125.3	$1,907.6
Capital expenditures	66.0	95.0	—	161.0

2024
Net sales from external customers	$1,231.2	$646.3	$—	$1,877.5
Less:
Cost of Sales	954.3	494.4	—	1448.7
Selling, general and administrative expenses	152.1	84.7	1.0	237.8
Loss (recovery) due to misappropriation of assets, net	—	—	59.3	59.3
Other segment items	14.3	15.7	(1.0)	29.0
Add:
LTIP and other non-operating charges	7.2	7.1	—	14.3
Loss (recovery) due to misappropriation of assets, net	—	—	59.3	59.3
Equity in earnings of affiliated companies, net of tax	0.6	—	—	0.6
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	75.8	49.5	—	125.3
Adjusted EBITDA	$194.1	$108.1	—	$302.2
Assets	$1,047.8	$698.3	$111.2	$1,857.3
Capital expenditures	102.1	104.6	—	206.7

2023
Net sales from external customers	$1,283.3	$610.6	$—	$1,893.9
Less:
Cost of Sales	992.6	450.3	—	1442.9
Selling, general and administrative expenses	135.0	85.7	1.2	221.9
Other segment items	12.2	13.5	(1.9)	23.8
Add:
LTIP and other non-operating charges	7.2	7.0	(0.7)	13.5
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	70.4	42.6	—	113.0
Adjusted EBITDA	$221.6	$110.7	—	$332.3
Assets	$1,014.3	$703.4	$115.7	$1,833.4
Capital expenditures	99.5	73.3	—	172.8
Other segment items—Other segment items for each reportable segment includes Research and development costs and Other expense (income), net.

Orion S.A
Notes to the Consolidated Financial Statements
A reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes for each of the periods presented is as follows:

	2025	2024	2023
	(In millions)
Income (loss) before earnings in affiliated companies and income taxes	$(34.8)	$53.3	$163.3
LTIP and other non-operating charges	14.2	14.3	13.5
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	131.9	125.3	113.0
Loss (recovery) due to misappropriation of assets, net
Misappropriation of assets, net	(9.2)	55.7	—
Professional fees related to misappropriation of assets	2.3	3.6	—
Goodwill impairment	80.8	—	—
Equity in earnings of affiliated companies, net of tax	0.5	0.6	0.5
Interest and other financial expense, net	62.3	49.4	50.9
Reclassification of actuarial (gains)/losses from AOCI	—	—	(8.9)
Adjusted EBITDA	$248.0	$302.2	$332.3
LTIP and other non-operating charges include the following:

	2025	2024	2023
	(In millions)
LTIP	$13.6	$15.3	$15.4
Environmental reserves	—	—	(2.2)
Other non-operating	0.6	(1.0)	0.3
	$14.2	$14.3	$13.5
Geographic information:

Net sales	Years Ended December 31,
	2025	2024	2023
	(In millions)
Americas	$607.3	$622.5	$657.4
USA	407.7	430.0	470.4
Brazil	157.7	145.5	145.4
Rest of Americas	41.9	47.0	41.6
EMEA	794.9	831.6	804.5
Germany	165.4	168.3	189.5
Czech Republic	74.3	57.7	49.4
Italy	82.1	83.6	84.8
Poland	56.3	54.7	59.9
South Africa	52.4	66.8	69.5
Spain	47.6	53.3	52.8
Rest of EMEA	316.8	347.2	298.6
APAC	404.5	423.4	432.0
China	184.2	187.0	178.3
Republic of Korea	128.9	130.4	139.0
Rest of Asia	91.4	106.0	114.7
Total	$1,806.7	$1,877.5	$1,893.9
The Company determines its reportable geographic regions based on the location of the customer. For 2025, due to a change in geographic sales concentration, Czech Republic and Poland are now presented separately, and Turkey and France are included within the ‘Rest of EMEA’ line item. To maintain comparability, prior period amounts in the table above have been reclassified to conform to the current year presentation.

Orion S.A
Notes to the Consolidated Financial Statements
For the years ended December 31, 2025 and 2023, two customers in the Rubber segment, aggregating to approximately $459.4 million and $466.5 million, respectively, accounted for 10% or more of consolidated revenue. For the year ended December 31, 2024, one customer in the Rubber segment, aggregating to approximately $280.1 million, accounted for 10% or more of consolidated revenue.

Long-lived tangible assets(1)	December 31
	2025	2024
	(In millions)
Germany	$197.9	$168.6
Sweden	29.9	24.5
Italy	65.4	62.1
Poland	26.1	22.1
Rest of Europe	25.8	23.1
Subtotal Europe	345.1	300.4
United States	600.8	530.1
South Korea	95.6	98.2
South Africa	30.8	27.5
Brazil	18.3	17.7
China	104.7	108.9
Other	0.1	0.1
Total	$1,195.4	$1,082.9
(1) Long-lived assets include property, plant and equipment, net and right-of-use assets, net.
Note S. Related Parties
Related parties include key management personnel having authority and responsibility for planning, directing and monitoring the activities of the Company directly or indirectly and their close family members.
In the normal course of business, the Company from time to time receives services from, or sells products to, related unconsolidated parties, in transactions that are either not material or approved in accordance with our Related Party Transaction Approval Policy.
As of December 31, 2025, related parties primarily includes our joint venture that is accounted for using the equity method of accounting, “Deutsche Gaßrußwerke” (DGW).

	December 31,
	2025	2024
	(In millions)
Trade receivables	$0.5	$0.4
Trade payables	24.3	16.9

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Purchases	$127.2	$131.0	$111.7
Sales and services	7.4	3.9	2.5
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
We invested approximately $0.3 million (€0.3 million) in shares of AC and agreed to contribute, in 12 installments through 2025, $7.9 million (€6.7 million) in convertible bonds. In 2025 and 2024, we contributed $4.1 million (€3.5 million) and $2.8 million (€2.7 million), respectively in a convertible bond.

Orion S.A
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2025.
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
Management conducted its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and discussion with the Company's Audit Committee, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
Audit Report of the Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Ernst & Young, has issued an audit report on management’s internal control over financial reporting which appears below.
Changes in Control over Financial Reporting
Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Credit Agreement Amendment
On February 13, 2026, Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany and an indirect, wholly owned subsidiary of Orion S.A. (the “Company”), the other loan parties thereto, Goldman Sachs Bank USA, in its capacity as administrative agent (together with its successors and assigns in such capacity, the “Administrative Agent”), and UniCredit Bank GmbH as sole coordinator, book runner and mandated lead arranger entered into that certain fifteenth amendment (the “Fifteenth Amendment”), which amends the credit agreement originally dated as of July 25, 2014 (as amended, restated, supplemented or otherwise modified) by and among the Borrowers (as defined therein), the Guarantors (as defined therein) from time to time party thereto, the several banks, other financial institutions and institutional investors from time to time party thereto and the Administrative Agent (the “Existing Credit Agreement” and, as amended by the Fifteenth Amendment, the “Credit Agreement”).
Pursuant to the Fifteenth Amendment, the Loan Parties (as defined in the Credit Agreement) and the other parties thereto amended the Credit Agreement to, among other things, (a) reset the First Lien Leverage Ratio (as defined in the Credit Agreement) financial covenant to: (i) 5.50 to 1.00 in respect of the Test Periods ending March 31, 2026 and June 30, 2026, (ii) 6.25 to 1.00 in respect of the Test Period ending September 30, 2026, (iii) 6.50 to 1.00 in respect of the Test Periods ending December 31, 2026 and March 31, 2027, (iv) 6.0 to 1.00 in respect of the Test Period ending June 30, 2027, (v) 5.50 to 1.00 in respect of the Test Period ending September 30, 2027, (vi) 5.00 to 1.00 in respect of the Test Periods ending December 31, 2027 and March 31, 2028, and (vii) 4.50 to 1.00 in respect of the Test Periods ending June 30, 2028 and thereafter; and (b) adding a condition to the First Lien Leverage Ratio financial covenant that that the Loan Parties may not repurchase any capital stock of the Company unless the First Lien Leverage Ratio would not exceed 2.50 to 1.00 on a pro forma basis and no default or event of default exists or would result therefrom.

Orion S.A
The foregoing description of the Fifteenth Amendment and the Credit Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Fifteenth Amendment, a copy of which is filed as Exhibit 10.16 to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Orion S.A
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Orion S.A.
Opinion on Internal Control Over Financial Reporting
We have audited Orion S.A.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orion S.A. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
Houston, Texas
February 17, 2026

Orion S.A
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Directors and certain Governance information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Title

Corning F. Painter	63	Chief Executive Officer
Jonathan A. Puckett	56	Chief Financial Officer
Sandra Niewiem	49	Senior Vice President, Global Specialty Carbon Black and EMEA Region
Pedro Riveros	55	Senior Vice President, Global Rubber Carbon Black and Americas Region
Carlos J. Quinones	61	Senior Vice President, Global Operations
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
Jonathan A. Puckett—Mr. Puckett joined the Company on December 1, 2025, as Chief Financial Officer. Mr. Puckett has over 30 years of financial leadership experience – much of it within the chemical industry. He joined the Company after 14 years with Celanese Corporation, most recently as Vice President, Global Supply Chain. He also held the positions of CFO, Acetyl Chain and Engineered Materials segments, Global leader, FP&A and Shared Service Center and Vice President, Investor Relations while at Celanese. Prior to Celanese, Mr. Puckett held various finance leadership positions including CFO, Government Healthcare and Transportation Solutions, Vice President, Investor Relations and Vice President, M&A at Affiliated Computer Services. Prior to Affiliated Computer Services, he held positions of Manager, M&A and Investor Relations at Nokia, and Senior Accountant and Manager at PricewaterhouseCoopers. Mr. Puckett holds a Bachelor of Business Administration from the University of Texas at Austin.
Dr. Sandra Niewiem—Dr. Niewiem was appointed Senior Vice President Global Specialty Carbon Black and EMEA Region in September 2019. She joined the Company in December 2013 and previously held the position of Vice President Global Product Management and Business Development Specialty Carbon Black. She has over 19 years of experience in process industries, engineering and industrial goods, and more than 13 years in management consulting at a global consulting firm. Dr. Niewiem holds an Economics Doctorate from European Business School, Oestrich-Winkel, Germany and a Master of Science degree in business administration from James Madison University, Virginia.
Pedro Riveros—Mr. Riveros joined the Company in his current role as Senior Vice President, Global Rubber Carbon Black and Americas Region in June 2019. Prior to joining the Company, he served in multiple business leadership roles at Air Products and Chemicals from 1994 to 2019, where his key areas of expertise included business strategy, margin enhancement, productivity and supply chain management. He has over 25 years of experience in varied general management and business management roles in the industrial gas and chemicals area both in North and South America. Mr. Riveros holds a Bachelor of Science degree in mechanical engineering from Rensselaer Polytechnic Institute, New York.
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
Code of Conduct/Code of Ethics/Insider Trading Policy
Orion has adopted a Code of Conduct and Insider Trading Policy (included as an Exhibit in this Annual Report) that apply to all Company employees and directors, including the Chief Executive Officer, the Chief Financial Officer, senior management and other senior financial officers. The Code of Conduct and Insider Trading Policy are posted on our website, www.orioncarbons.com (under “Investors” and then “Corporate Governance” section). In addition, the Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief

Orion S.A
Financial Officer and Chief Accounting Officer. The Code of Ethics is posted on our website, www.orioncarbons.com (under “Investors” then “Governance” section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Conduct and Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, senior management or other senior financial officers by posting such information on our website.
Item 11. Executive Compensation
The information required by this item will be included in our proxy statement for the Company’s 2026 annual meeting of stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners of our Common stock and information relating to the security ownership of our management required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

4.2
Description of Orion S.A.’s Common Shares (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 20, 2020 (File No. 001-36563))

10.1
Credit Agreement, dated as of July 25, 2014, among the Company, Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons Bondco GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the revolving borrowers named therein, the guarantors named on the signature page thereto, the lenders named therein, and Goldman Sachs Bank USA as administrative agent (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 31, 2014 (File No. 001-36563)

10.2
First Amendment, dated as of August 7, 2014, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.3
Second Amendment, dated as of September 29, 2016, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.4
Third Amendment, dated as of May 5, 2017, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as Assuming Lender with respect to the Initial Dollar Term Loans and Initial Euro Term Loans (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.5
Fourth Amendment, dated as of May 31, 2017, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, and UniCredit Bank AG, as arranger with respect to the Amendment (incorporated by reference to Exhibit 99.1 to the Current Report on Form 6-K furnished on July 25, 2017 (File No. 001-36563))

10.6
Fifth Amendment, dated as of November 2, 2017, to the Credit Agreement, by and among Orion S.A,, Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

Orion S.A

10.7
Sixth Amendment, dated as of May 3, 2018, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.8
Seventh Amendment, dated as of October 29, 2018, to the Credit Agreement, by and among Orion Engineered Carbons S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.9
Eighth Amendment, dated as of April 2, 2019, to the Credit Agreement, by and among Orion S.A., Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-36563))

10.10
Ninth Amendment, dated as of September 30, 2021, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party thereto, the New Term Lenders party thereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders, Goldman Sachs Bank USA as sole book runner and Deutsche Bank Securities Inc., ING Bank, a branch of ING-DiBa AG and UniCredit Bank AG in their capacities as exclusive mandated lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2021).(File No. 001-36563))

10.11
Tenth Amendment, dated as of May 26, 2022, by and among Orion Engineered Carbons GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Germany, the other Loan Parties party hereto, each Lender party hereto, Goldman Sachs Bank USA, in its capacity as administrative agent for the Lenders and UniCredit Bank AG in its capacity as exclusive coordinator, bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 4, 2022). (File No. 001-36563))

10.12
Eleventh Amendment, dated as of May 11, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563))

10.13
Twelfth Amendment, dated as of August 16, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36563))

10.14
Thirteenth Amendment, dated as of October 6, 2023, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36563))

10.15
Fourteenth Amendment, dated as of September 30, 2025, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on Nov 4, 2025). (File No. 001-36563))

10.16
Fifteenth Amendment, dated as of February 13, 2026, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders.

10.17+
Fixed Asset Loan Agreement, dated March 16, 2022, by and between Orion Engineered Carbons (Huaibei) Co., Ltd. and Bank of China Limited Shanghai Pilot Free Trade Zone Sub-Branch (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on February 23, 2023 (File No. 001-36563))

10.18†	Orion Engineered Carbons S.A. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563)

10.19†	Orion Engineered Carbons S.A. 2023 Non-Employee Director Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-36563)

10.20†
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

Orion S.A

10.22†
Restricted Stock Unit Award (sign-on grant), dated as of November 4, 2019, by and between Corning Painter and Orion Engineered Carbons S.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 7, 2020). (File No. 001-36563))

10.23†	Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2025). (File No. 001-36563))

10.24†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 6, 2025). (File No. 001-36563))

10.25†	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 6, 2025). (File No. 001-36563))

10.26†
Offer Letter by and between Orion S.A. and Jonathan A. Puckett, dated November 3, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on Nov 7, 2025). (File No. 001-36563))

10.27†
Exclusive Carbon Black Consulting Services Agreement by and between Orion S.A. and Jeffrey Glajch, dated November 5, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on Nov 7, 2025). (File No. 001-36563))

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed on February 20, 2025 (File No. 001-36563))

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification by Corning F. Painter pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Jonathan A. Puckett pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Corning F. Painter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jonathan A. Puckett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101	XBRL

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Certain confidential information — identified by bracketed asterisks “[****]” — has been omitted from this exhibit pursuant to Item 601 (b)(10) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential

†	Management compensatory arrangement

Orion S.A
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION S.A.

February 17, 2026	By	/s/ Corning F. Painter
Name: Corning F. Painter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corning F. Painter	Chief Executive Officer (Principal Executive Officer)
Corning F. Painter		February 17, 2026

/s/ Jonathan A. Puckett	Chief Financial Officer (Principal Financial Officer)
Jonathan A. Puckett		February 17, 2026

/s/ Kerry A. Galvin	Director
Kerry A. Galvin		February 17, 2026

/s/ Paul Huck	Director
Paul Huck		February 17, 2026

/s/ Mary Lindsey	Director
Mary Lindsey		February 17, 2026

/s/ Didier Miraton	Director
Didier Miraton		February 17, 2026

/s/ Yi Hyon Paik	Director
Yi Hyon Paik		February 17, 2026

/s/ Dan F. Smith	Director
Dan F. Smith		February 17, 2026

/s/ Jacqueline Hoogerbrugge	Director
Jacqueline Hoogerbrugge		February 17, 2026

/s/ Michel Wurth	Director
Michel Wurth		February 17, 2026