Form 10-Q
period 2026-03-31
Orion S.A.
filed 2026-05-06
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36563
ORION S.A.
(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg			98-1007234
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1700 City Plaza Drive, Suite 300	Spring	Texas	77389
(Address of Principal Executive Offices)			(Zip Code)
(281) 318-2959
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	OEC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The registrant had 56,388,649 shares of common stock outstanding as of May 1, 2026.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2026	2025
	(In millions, except share and per share data)
Net sales	$459.5	$477.7
Cost of sales	380.3	379.6
Gross profit	79.2	98.1

Selling, general and administrative expenses	59.1	58.4
Research and development costs	7.3	6.6
Other expenses, net	1.4	1.9
Income from operations	11.4	31.2

Interest and other financial expense, net	14.7	13.7
Income (loss) before earnings in affiliated companies and income taxes	(3.3)	17.5

Income tax expense	6.7	8.9
Earnings in affiliated companies, net of tax	0.1	0.5
Net income (loss)	$(9.9)	$9.1

Weighted-average shares outstanding (in thousands):
Basic	56,375	57,058
Diluted	56,375	57,200
Earnings (loss) per share:
Basic	$(0.18)	$0.16
Diluted	$(0.18)	$0.16
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income (loss)	$(9.9)	$9.1
Other comprehensive income, net of tax
Foreign currency translation adjustments	3.6	2.6
Net gains (losses) on derivatives	1.7	(1.5)
Defined benefit plans, net	(0.1)	(0.1)
Other comprehensive income	5.2	1.0
Comprehensive income (loss)	$(4.7)	$10.1
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$50.5	$60.7
Accounts receivable, net	270.5	213.6
Inventories, net	251.0	277.3
Income tax receivables	17.3	25.3
Prepaid expenses and other current assets	72.2	66.9
Total current assets	661.5	643.8
Property, plant and equipment, net	1,062.1	1,069.6
Right-of-use assets	124.7	125.8
Intangible assets, net	11.9	14.2
Investment in equity method affiliates	13.6	13.1
Deferred income tax assets	28.3	20.5
Other assets	28.6	20.6
Total non-current assets	1,269.2	1,263.8
Total assets	$1,930.7	$1,907.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$168.0	$197.0
Current portion of long-term debt and other financial liabilities	351.2	305.0
Accrued liabilities	63.2	50.1
Income taxes payable	12.7	20.2
Other current liabilities	64.6	54.1
Total current liabilities	659.7	626.4
Long-term debt, net	662.5	674.5
Employee benefit plan obligation	57.4	58.4
Deferred income tax liabilities	38.4	28.0
Other liabilities	133.2	135.7
Total non-current liabilities	891.5	896.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,992,259 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 56,388,649 and 56,154,794 shares	85.3	85.3
Treasury stock, at cost, 4,603,610 and 4,837,465	(80.6)	(90.8)
Additional paid-in capital	70.8	80.2
Retained earnings	371.1	382.2
Accumulated other comprehensive loss	(67.1)	(72.3)
Total stockholders' equity	379.5	384.6
Total liabilities and stockholders' equity	$1,930.7	$1,907.6
382.2-9.9-1.2

See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(9.9)	$9.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	32.7	31.5
Amortization of debt issuance costs	1.2	0.4
Share-based compensation	1.4	2.7
Deferred taxes	2.2	(5.4)
Foreign currency transactions	2.4	(2.0)
Changes in operating assets and liabilities, net:
Trade receivables	(60.2)	(56.7)
Inventories	21.9	1.2
Trade payables	(15.2)	17.2
Other provisions	14.4	(5.2)
Income tax liabilities	(2.1)	3.6
Other assets and liabilities, net	(1.2)	4.0
Net cash provided by (used in) operating activities	(12.4)	0.4
Cash flows from investing activities:
Acquisition of property, plant and equipment	(36.1)	(29.2)
Net cash used in investing activities	(36.1)	(29.2)
Cash flows from financing activities:
Repayments of long-term debt	(7.6)	(0.8)
Payments for debt issue costs	(4.7)	—
Cash inflows related to current financial liabilities	76.1	56.2
Cash outflows related to current financial liabilities	(22.2)	(12.6)
Dividends paid	(1.2)	(1.2)
Repurchase of Common stock	(0.8)	(19.8)
Net cash provided by financing activities	39.6	21.8
Decrease in cash, cash equivalents and restricted cash	(8.9)	(7.0)
Cash, cash equivalents and restricted cash at the beginning of the period	61.2	44.6
Effect of exchange rate changes on cash	(0.3)	1.4
Cash, cash equivalents and restricted cash at the end of the period	52.0	39.0
Less restricted cash at the end of the period	1.5	1.5
Cash and cash equivalents at the end of the period	$50.5	$37.5
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2026			56,154,794	$85.3	$(90.8)	$80.2	$382.2	$(72.3)	$384.6
Net income			—	—	—	—	(9.9)	—	(9.9)
Other comprehensive income, net of tax			—	—	—	—	—	5.2	5.2
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(158,955)	—	(0.8)	—	—	—	(0.8)
Stock based compensation			—	—	—	1.4	—	—	1.4
Issuance of stock under equity compensation plans			392,810	—	11.0	(10.8)	—	—	0.2
Balance at March 31, 2026			56,388,649	$85.3	$(80.6)	$70.8	$371.1	$(67.1)	$379.5
j

Balance at January 1, 2025			57,242,372	$85.3	$(82.2)	$84.7	$457.0	$(69.9)	$474.9
Net income			—	—	—	—	9.1	—	9.1
Other comprehensive income, net of tax			—	—	—	—	—	1.0	1.0
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(1,358,316)	—	(19.8)	—	—	—	(19.8)
Stock based compensation			—	—	—	2.7	—	—	2.7
Issuance of stock under equity compensation plans			575,310	—	14.3	(14.9)	—	—	(0.6)
Balance at March 31, 2025			56,459,366	$85.3	$(87.7)	$72.5	$464.9	$(68.9)	$466.1
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A
Notes to the Condensed Consolidated Financial Statement (Unaudited)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note A. Organization, Description of the Business and Summary of Significant Accounting Policies
Orion S.A.’s unaudited Condensed Consolidated Financial Statements include Orion S.A. and its subsidiaries (“Orion” or the “Company”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
On January 1, 2026, we adopted this ASU. The adoption of this ASU did not materially impact our Condensed Consolidated Financial Statements.
Summary of Significant Accounting Policies—Accounting Standards Not Yet Adopted
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
We believe the adoption of these ASUs will not materially impact our Consolidated Financial Statements, however, will require additional disclosures in the footnotes to the Consolidated Financial Statements.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Accounts receivable	$271.7	$215.0
Expected credit losses	(1.2)	(1.4)
Accounts receivable, net	$270.5	$213.6
Accounts Receivable Factoring Facilities―For the three months ended March 31, 2026 and 2025 the gross amount of receivables sold were $96.0 million and $102.5 million, respectively.
For the three months ended March 31, 2026 and 2025 the loss on receivables sold was approximately $0.9 million and $1.2 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net.
Note C. Inventories
Inventories, net of reserves, are as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Raw materials, consumables and supplies, net	$106.8	$108.9
Finished goods, net	144.2	168.4
Inventories, net	$251.0	$277.3
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Current
Current portion of Term-Loan	$0.8	$3.0
Deferred debt issuance costs - Term-Loan	(0.8)	(0.9)
Current portion of China Term-Loan	13.3	13.1
Other short-term debt and obligations	337.9	289.8
Current portion of long-term debt and other financial liabilities	351.2	305.0
Non-current
Term-Loan	624.0	636.7
Deferred debt issuance costs - Term-Loan	(1.3)	(1.5)
China Term-Loan	39.8	39.3
Long-term debt, net	662.5	674.5
Total	$1,013.7	$979.5

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)

Other Short-Term Debt and Obligations
Other short-term debt and obligations are as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Revolving Credit Facility	$103.5	$58.8

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	137.8	127.9
OEC LLC outstanding borrowings	12.9	19.4
OEC Huaibei outstanding borrowings	—	4.6

Korea Working Capital Loans (capacity $47.5 million)
Uncommitted	1.6	1.7
Committed	16.4	17.3
China Working Capital Loans (capacity $17.6 million)	16.3	17.1
Repurchase Agreement	49.4	43.0

Total of Other Short-term Debt and Obligations	$337.9	$289.8

Supplemental information:
Total ancillary capacity - EUR	€234.0	€234.0
Total ancillary capacity - U.S. Dollars	$269.1	$275.0
Revolving credit facility
As of March 31, 2026, total capacity under our RCF and ancillary facilities is €350 million ($402.5 million). As of March 31, 2026 and December 31, 2025, availability under the RCF and ancillary facilities is $141.8 million and $193.0 million, respectively.
We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for one-month period, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
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
The difference between the consideration received and the amount of consideration to be paid will be recognized as an interest expense. At March 31, 2026, the amount outstanding, including accrued interest, was €43.1 million ($49.6 million). Due to the short maturity, the carrying value approximates the fair value.
As of March 31, 2026, we are in compliance with our debt covenants.
For additional information relating to our debt, see “Note J. Debt and Other Obligations”, included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
No significant concentration of credit risk existed at March 31, 2026 or at December 31, 2025.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	March 31, 2026		December 31, 2025		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$16.5	$197.0	$12.2	Other financial assets (non-current)
Interest rate swaps	230.0	4.2	235.0	1.8	Other financial assets (non-current)
Total	$427.0	$20.7	$432.0	$14.0
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments in the Condensed Consolidated Balance Sheets.
For financial assets and liabilities that are recognized in the financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization at the end of each reporting period. There were no transfers of assets measured at fair value between Level 1 and Level 2 and there were no Level 3 investments during 2026 or 2025.
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Short-term and Long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Non-derivatives:
Liabilities:
Term-Loan	$624.8	$532.7	$639.7	$582.8
China Term-Loan	53.1	53.6	52.4	52.9

Total	$677.9	$586.3	$692.1	$635.7
Non-derivative liabilities in the table above are classified as Level 2.
At both March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended Mar 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2026	2025	2026	2025
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$0.1	$(2.0)	$(0.3)	$(0.3)	Interest and other financial expense, net
Interest rate swaps	2.4	—	—	—	Interest and other financial expense, net
Total	$2.5	$(2.0)	$(0.3)	$(0.3)
Cross currency and interest rate swaps are designated as cash flow hedges of principal and interest payments related to our Term-Loans, which mature in September 2028.
In the next twelve months, approximately $1.2 million recognized in AOCI related to cash flow hedges will be reclassified to the Condensed Consolidated Statement of Operations.
See “Note K. Financial Instruments and Fair Value Measurement”, included in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information relating to our derivatives instruments.
Note F. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2026	$(83.9)	$7.6	$4.0	$(72.3)
Other comprehensive income (loss) before reclassifications	3.5	2.5	—	6.0
Income tax effects before reclassifications	0.1	(0.8)	—	(0.7)
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.2	(0.1)	0.1
Balance at March 31, 2026	$(80.3)	$9.3	$3.9	$(67.1)

Balance at January 1, 2025	$(79.4)	$10.8	$(1.3)	$(69.9)
Other comprehensive income (loss) before reclassifications	2.3	(2.8)	—	(0.5)
Income tax effects before reclassifications	0.3	0.9	—	1.2
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.6	(0.1)	0.5
Balance at March 31, 2025	$(76.8)	$9.3	$(1.4)	$(68.9)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Earnings Per Share
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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2026	2025
	(In millions, except share and per share data)
Net income (loss) attributable to ordinary equity holders	$(9.9)	$9.1
Weighted average number of Common stock (in thousands)	56,375	57,058
Basic Earnings (loss) per share	$(0.18)	$0.16
Dilutive effect of share based payments (in thousands)	—	142
Weighted average number of diluted Common stock (in thousands)	56,375	57,200
Diluted Earnings (loss) per share	$(0.18)	$0.16
Note H. Income Taxes
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
For the three months ended March 31, 2026, we recognized Income tax expense of $6.7 million compared to Income tax expense of $8.9 million for the three months ended March 31, 2025.
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2026	2025
Effective income tax rates	(209.4)%	50.9%
Our effective tax rate for the three months ended March 31, 2026 and 2025 were (209.4)% and 50.9%, respectively. Projected pre-tax income mix in countries with varying statutory tax rates and valuation allowances on tax losses determines our effective tax rate.
Note I. Commitments and Contingencies
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
Pledges and Guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of March 31, 2026, the Company had guarantees totaling $31.1 million issued by various financial institutions.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note J. Financial Information by Segment
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
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.
Segment operating results for the three months ended March 31, 2026 and 2025 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2026
Net sales from external customers	$289.8	$169.7	$—	$459.5
Less:
Cost of Sales	253.8	126.5	—	380.3
Selling, general and administrative expenses	33.8	24.9	0.4	59.1
Other segment items	3.8	4.5	0.4	8.7
Add:
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
LTIP and other non-operating charges	0.6	0.5	0.8	1.9
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	19.9	12.8	—	32.7
Adjusted EBITDA	$19.0	$27.1	$—	$46.1
Assets	$1,004.6	$588.5	$337.6	$1,930.7
Capital expenditures	15.8	20.3	—	36.1

2025
Net sales from external customers	$317.0	$160.7	$—	$477.7
Less:
Cost of Sales	258.9	120.7	—	379.6
Selling, general and administrative expenses	36.1	22.0	0.3	58.4
Other segment items	4.6	3.6	0.3	8.5
Add:
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
LTIP and other non-operating charges	1.8	0.6	0.6	3.0
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	21.1	10.4	—	31.5
Adjusted EBITDA	$40.8	$25.4	$—	$66.2
Assets	$1,105.4	$732.6	$130.2	$1,968.2
Capital expenditures	14.1	15.1	—	29.2
Other segment items—Other segment items for each reportable segment includes Research and Development costs and Other expense (income), net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Income (loss) before earnings in affiliated companies and income taxes	$(3.3)	$17.5
LTIP and other non-operating charges	1.9	3.0
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	32.7	31.5
Equity in earnings of affiliated companies, net of tax	0.1	0.5
Interest and other financial expense, net	14.7	13.7
Adjusted EBITDA	$46.1	$66.2
LTIP and other non-operating charges include the following:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Long term incentive plan	$1.4	$2.7
Other non-operating	0.5	0.3
LTIP and other non-operating charges	$1.9	$3.0

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2026 and 2025 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. Results for the three month periods ended March 31, 2026 is not necessarily indicative of results that may be expected for the entire year.
We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to Orion S.A. together with its consolidated subsidiaries (“Orion S.A.”).
Operating Results
Operating results for the periods discussed as follows:

	Three Months Ended March 31,
	2026	2025	Delta
	(In millions, except volume)			%
Volume (in kmt)	256.5	251.7	4.8	1.9

Net sales	$459.5	$477.7	$(18.2)	(3.8)
Cost of sales	380.3	379.6	0.7	0.2
Gross profit	79.2	98.1	(18.9)	(19.3)
Selling, general and administrative expenses	59.1	58.4	0.7	1.2
Research and development costs	7.3	6.6	0.7	10.6
Other expenses, net	1.4	1.9	(0.5)	(26.3)
Income from operations	11.4	31.2	(19.8)	(63.5)
Interest and other financial expense, net	14.7	13.7	1.0	7.3
Income (loss) before earnings in affiliated companies and income taxes	(3.3)	17.5	(20.8)	(118.9)
Income tax expense	6.7	8.9	(2.2)	(24.7)
Earnings in affiliated companies, net of tax	0.1	0.5	(0.4)	(80.0)
Net income (loss)	(9.9)	9.1	(19.0)	(208.8)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3.6	2.6	1.0	38.5
Net gains (losses) on derivatives	1.7	(1.5)	3.2	(213.3)
Defined benefit plans, net	(0.1)	(0.1)	—	—
Total other comprehensive income, net of tax	5.2	1.0	4.2	420.0
Comprehensive income (loss)	$(4.7)	$10.1	$(14.8)	(146.5)
Operating Results Discussion
For the three months ended March 31, 2026 compared to three months ended March 31, 2025
Net sales
Volume for the three months ended March 31, 2026 increased by 4.8 kmt, year over year, to 256.5 kmt, primarily due to higher demand in Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions in both segments, partially offset by lower demand in the Americas.
Net sales for the three months ended March 31, 2026 decreased by $18.2 million, or 3.8%, year over year to $459.5 million, primarily due to the pass-through effect of lower year-over-year oil prices, as well as unfavorable price and product mix. Those were partially offset by a favorable foreign exchange rate impact and higher volume in both segments.
Cost of sales
Cost of sales for the three months ended March 31, 2026 increased marginally by $0.7 million, or 0.2%, year over year to $380.3 million.
Gross profit
Gross profit for the three months ended March 31, 2026 decreased by $18.9 million, or 19.3%, year over year to $79.2 million. The

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
decrease was primarily driven by unfavorable product and regional mix, unfavorable timing from the pass-through effect of raw material costs and contractual pricing.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2026 increased marginally by $0.7 million, or 1.2%, year over year to $59.1 million.
Provision for income taxes
For the three months ended March 31, 2026, we recognized a Loss before earnings in affiliated companies and income taxes of $3.3 million, compared to Income before earnings in affiliated companies and income taxes of $17.5 million for the three months ended March 31, 2025.
Income tax expense for the three months ended March 31, 2026 and 2025 were $6.7 million and $8.9 million, respectively. Income tax expense is primarily determined based on projected pre-tax income mix in countries with varying statutory tax rates and valuation allowances on tax losses.
Comprehensive Income (loss) and Net Income (loss)
Comprehensive loss decreased in the first quarter of 2026 by $14.8 million year over year to $4.7 million. The components of Comprehensive income (loss) are discussed below:
Net income decreased by $19.0 million in the first quarter of 2026 compared to the first quarter of 2025 as discussed above.
The activities from the components of Other Comprehensive income are discussed below:
•$1.0 million of net favorable impact due to change in foreign currency translation adjustments as a result of the weakening of the U.S. dollar versus euro, and
•$3.2 million of net favorable impact related to financial derivative instruments, primarily driven by net periodic changes in cross currency and interest rate swaps.

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
These non-GAAP measures include, but are not limited to, EBITDA, Adjusted EBITDA, Segment Gross Profit, Net Working Capital, Capital Expenditures and Free Cash Flow.
We define:
•EBITDA—Earnings before interest, taxes, depreciation and amortization.
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as, restructuring expenses, legal settlement gain, loss (recovery) due to assets misappropriation, net, etc.) plus Earnings in affiliated companies, net of tax.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following table presents reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025	Delta
	(In millions)			%
Net income (loss)	$(9.9)	$9.1	$(19.0)	(208.8)
Add back Income tax expense	6.7	8.9	(2.2)	(24.7)
Add back Equity in earnings of affiliated companies, net of tax	(0.1)	(0.5)	0.4	(80.0)
Income (loss) before earnings in affiliated companies and income taxes	(3.3)	17.5	(20.8)	(118.9)
Add back Interest and other financial expense, net	14.7	13.7	1.0	7.3
Income from operations	11.4	31.2	(19.8)	(63.5)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	32.7	31.5	1.2	3.8
EBITDA	44.1	62.7	(18.6)	(29.7)
Equity in earnings of affiliated companies, net of tax	0.1	0.5	(0.4)	(80.0)
Long term incentive plan	1.4	2.7	(1.3)	(48.1)
Other adjustments	0.5	0.3	0.2	66.7
Adjusted EBITDA	$46.1	$66.2	$(20.1)	(30.4)
Adjusted EBITDA Specialty Carbon Black	$27.1	$25.4	$1.7	6.7
Adjusted EBITDA Rubber Carbon Black	$19.0	$40.8	$(21.8)	(53.4)
Adjusted EBITDA (A Non-GAAP Financial Measure)
Adjusted EBITDA decreased in the first quarter of 2026 by $20.1 million, or 30.4%, to $46.1 million, year over year.
The decrease was driven by unfavorable timing of the pass-through effect of raw material costs, lower contractual pricing, unfavorable product and regional mix in our Rubber Carbon Black segment and higher production costs. These were partially offset by a favorable foreign exchange rate impact in both segments.
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The tables below present our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.
Specialty Carbon Black

	Three Months Ended March 31,
	2026	2025	Delta
	(In millions, except volume)			%
Volume (kmt)	64.0	61.9	2.1	3.4
Net sales	$169.7	$160.7	$9.0	5.6
Cost of sales	126.5	120.7	5.8	4.8
Segment Gross profit	$43.2	$40.0	$3.2	8.0
Adjusted EBITDA	$27.1	$25.4	$1.7	6.7
Specialty segment demand picked up considerably late in the first quarter, as the surge in oil prices precipitated channel restocking across most end-markets. Segment volumes increased 3.4% year over year, led by growth in the Americas, in particular, as well as our Europe, Middle East and Africa (“EMEA”) regions more than offsetting slightly lower year-over-year demand in the Asia Pacific (“APAC”) region.
Net sales increased by $9.0 million, or 5.6%, year over year to $169.7 million, for the three months ended March 31, 2026, driven primarily by higher volume in Americas and EMEA regions, foreign exchange rate impact, favorable product mix, those were partially offset by unfavorable price.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Gross profit increased by $3.2 million, or 8.0%, year over year, to $43.2 million for the three months ended March 31, 2026, primarily driven by the higher volume and favorable product mix.
Adjusted EBITDA for the three months ended March 31, 2026 increased by $1.7 million, or 6.7%, year over year to $27.1 million. The increase drive primarily by higher volume, favorable product mix and favorable foreign currency translation impact, partially offset by higher production costs.
Rubber Carbon Black

	Three Months Ended March 31,
	2026	2025	Delta
	(In millions, except volume)			%
Volume (kmt)	192.5	189.8	2.7	1.4
Net sales	$289.8	$317.0	$(27.2)	(8.6)
Cost of sales	253.8	258.9	(5.1)	(2.0)
Segment Gross profit	$36.0	$58.1	$(22.1)	(38.0)
Adjusted EBITDA	$19.0	$40.8	$(21.8)	(53.4)
Volume increased by 2.7 kmt, or 1.4%, year over year to 192.5 kmt for the three months ended March 31, 2026, primarily due to higher demand in the EMEA and APAC regions.
Net sales decreased by $27.2 million, or 8.6%, year over year to $289.8 million for the three months ended March 31, 2026, primarily due to lower pricing, pass-through effect of lower year over year oil prices, and adverse regional customer mix, those were offset by higher volumes and favorable foreign currency translation impact.
Gross profit decreased by $22.1 million, or 38.0%, year over year to $36.0 million for the three months ended March 31, 2026. The decrease was primarily due to unfavorable impact from the pass-through effect of raw material costs, lower contractual price and regional customer mix.
Adjusted EBITDA decreased by $21.8 million, or 53.4%, year over year to $19.0 million for the three months ended March 31, 2026, driven primarily by the unfavorable impact from the pass-through effect of raw material costs, lower contractual price and unfavorable regional mix, those were partially offset by higher volumes and favorable foreign currency translation impact.
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
We believe our anticipated future operating cash flows, the capacity under our existing credit facilities, along with access to surety bonds, will be sufficient to finance our planned capital expenditures, settle our commitments and contingencies and address our normal anticipated working capital needs for the foreseeable future. For a discussion of the risks that could increase our short-term working capital needs, see “We may require short-term working capital financing due to rising oil and petroleum product prices to support our day-to-day operations, and we may be unable to obtain such financing on commercially acceptable terms or at all, which could materially adversely affect our business, liquidity and financial condition and results of operations ” in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.
As of March 31, 2026, the company had total liquidity of $192.3 million, including cash and equivalents of $50.5 million, and $141.8 million availability under our RCF, including ancillary lines.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

		Three Months Ended March 31,
		2026	2025
		(In millions)
1	Net cash provided by (used in) operating activities	$(12.4)	$0.4
2	Net cash used in investing activities	(36.1)	(29.2)
3	Net cash provided by financing activities	39.6	21.8

	Free Cash Flow (1) (1-2)	(48.5)	(28.8)
(1) Free Cash Flow is a non-GAAP financial measure. Other companies and analysts may calculate this non-GAAP financial measures differently.
2026
Net cash used in operating activities during the three months ended March 31, 2026 was $12.4 million. The cash used in operating activities primarily reflects changes in working capital. Change in working capital includes $96.0 million sale of certain accounts receivable, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities in the three months ended March 31, 2026 amounted to $36.1 million. The expenditures were primarily related to safety, maintenance and growth investments (primarily for construction of our new conductive manufacturing plant at La Porte).
Net cash provided by financing activities during the three months ended March 31, 2026 amounted to $39.6 million. The inflows primarily consists of borrowing under our RCF facilities of $81.5 million and $27.6 million, net borrowings under our ancillary credit facilities. The outflow primarily consisted of scheduled debt repayments, dividend distributions, and payments for debt issuance costs.
2025
Net cash provided by operating activities for the three months ended March 31, 2025, amounted to $0.4 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $102.5 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities for the three months ended March 31, 2025, amounted to $29.2 million. The expenditures were primarily related to safety, maintenance and growth investments.
Net cash provided by financing activities for the three months ended March 31, 2025, amounted to $21.8 million. The inflows primarily consisted of $24.5 million borrowing under our RFC facility, and $19.1 million, net borrowings under our ancillary credit facilities. The outflows primarily consists of scheduled debt repayments, dividend distributions and stock buybacks.
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

	March 31, 2026	December 31, 2025
	(In millions)
Accounts receivable, net	$270.5	$213.6
Inventories, net	251.0	277.3
Accounts payable	(168.0)	(197.0)
Net working capital	$353.5	$293.9
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Our Net working capital increased from $293.9 million as of December 31, 2025, to $353.5 million as of March 31, 2026. The primary working capital change drivers, year over year, were as follows:
•Accounts receivable, net—This increase was primarily due to higher demand in the first quarter of 2026 compared to the fourth quarter of 2025 and the timing of payments. Refer Note B. Accounts Receivable for discussion.
Those increases were partially offset by:
•Inventories, net—The higher demand in the first quarter of 2026 resulted in a reduction in finished goods inventory. The value of Inventory, net was also impacted by foreign exchange rate; and
•Accounts payable—Increase in accounts payable was primarily due to the timing of payments.
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
In 2025 December, we adjusted the construction timeline of the La Porte facility to better reflect end market conditions, including a protracted domestic adoption rate of electric vehicles. For further discussion refer to Note F. Property, Plant and Equipment in the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements.

Orion S.A.
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report contains and refers to certain forward-looking statements with respect to our financial condition, results of operations and business. These statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements of future expectations that are based on management’s current expectations and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those expressed or implied in these statements. You should not place undue reliance on forward-looking statements. Forward-looking statements include, among others, statements concerning our potential exposure to market risks, macroeconomic conditions including tariffs, expected plant uptime, market conditions, anticipated customer demand, expected impacts of operational improvements and foreign exchange, expectations regarding capital expenditures, working capital and free cash flow, our outlook for 2026, and other statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions and statements that are not limited to statements of historical or present facts or conditions.
Forward-looking statements are typically identified by words such as “anticipate,” “assume,” “assure,” “believe,” “confident,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “objectives,” “outlook,” “plan,” “probably,” “project,” “seek,” “target,” “to be,” “will,” and other words of similar meaning. These forward-looking statements include, without limitation, statements about the following matters:
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
•the escalating military conflict between the United States and Iran (the “Iran-U.S. Conflict”) and geopolitical tension in the Middle East, the Russia-Ukraine war and the growing tension between China and Taiwan;
•disruptions in the supply of carbon black oil feedstock and natural gas (including due to geopolitical conflicts), which could adversely affect our production volumes, margins and results of operations;
•our capital needs and ability to obtain required financing for our operations and working capital needs, particularly in the short term;
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
Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include those factors detailed under the captions “Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” and in “Note Q. Commitments and Contingencies” to our audited Consolidated Financial Statements regarding contingent liabilities, including litigation in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our quarterly reports on Form 10-Q and the unaudited Condensed Consolidated Financial Statements contained therein. It is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, as a result of new information, future events or other information, other than as required by applicable law.

Orion S.A.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended March 31, 2026 does not differ materially from “Item 7A” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
We have been and expect to become involved from time to time in various claims and lawsuits arising in the ordinary course of our business, such as product related claims, liability claims, employment related claims and asbestos litigation. Some matters involve claims for large amounts of damages as well as other relief. We believe, based on consideration of all relevant facts and circumstances, that none of the results of the proceedings currently pending will have a material adverse effect on our financial condition, our operating results or cash flow for any particular period when the relevant costs are incurred. We note that the outcome of legal proceedings is inherently uncertain, and we offer no assurances as to the outcome of any of these current or future matters or their effect on the Company.
Information regarding our litigation and legal proceedings can be found in Note I. Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
We are subject to volatility in the costs, quality and availability of raw materials and energy, which could decrease our production volumes and margins and adversely affect our business, financial condition, results of operations and cash flows.
Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to fluctuations in local and worldwide supply and demand as well as other factors beyond our control. The preponderance of raw material cost used in the production of carbon black is related to petroleum-based or coal-based feedstock known as carbon black oil, with additional use of other raw materials, such as acetylene, hydrogen and natural gas. We obtain a considerable portion of our raw materials and energy from selected key suppliers. Although we maintain certain raw material reserves, if any of these suppliers is unable to meet its obligations under supply agreements with us on a timely basis or at all, or if we cannot source sufficient supply, we may be forced to incur higher costs to obtain the necessary raw materials and energy elsewhere. Additionally, raw material sourcing and related infrastructure (e.g., harbor access, cargo or ship availability, pipeline, tank, rail, waterway or road-access), may be subject to local developments or regulations in certain jurisdictions where we operate that may reduce, delay or halt the physical supply of raw materials. Our inability to source energy or quality raw materials like carbon black oil, including due to the escalating military conflict between the United States and Iran (the “Iran-U.S. Conflict”) and geopolitical tension in the Middle East, the Russia-Ukraine war, the growing tension between China and Taiwan and China’s relations with the U.S. and with the EU, or otherwise, in a timely fashion and at costs that we anticipate or that are acceptable to us, or an inability to pass-through any cost increases to our customers, could have an adverse impact on our business, financial condition, results of operations and cash flows.
In particular, the Iran-U.S. Conflict poses significant risks to global oil supply and pricing. The duration, escalation, and ultimate resolution of the Iran-U.S. Conflict are highly uncertain, and Orion cannot predict with any reasonable certainty the impact that the conflict will have on crude oil prices, carbon black oil availability, or Orion's business in the future, but the longer the duration and/or the escalation in such hostilities will further exacerbate these impacts.
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

Orion S.A.
on our business, financial condition, results of operations and cash flows. Further, volatility in costs and pricing could result in commercial disputes with suppliers and customers regarding the interpretations of complex contractual pricing arrangements, which could adversely affect our business.
Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which have in the past affected and may in the future affect our Net Working Capital, cash requirements and operating results. Changes in raw material and energy prices have a direct impact on our Net Working Capital levels. Increases in the cost of raw materials lead to an increase in our Net Working Capital. Due to the quantity of carbon black oil and finished goods that we typically keep in stock together with the levels of receivables and payables maintained, increases typically occur gradually over a two to three-month period but can vary depending on inventory levels and working capital levels, generally. Net Working Capital swings are particularly significant in an environment of high price volatility.
We may also be subject to volatility in the cost, quality and availability of raw materials and energy due to factors beyond our control, such as geopolitical conflict. This could have an adverse impact on our business, financial condition, results of operations and cash flows.
Our business, financial condition and results of operations have in the past and could in the future be adversely affected by disruptions in the carbon black oil and natural gas supplies, including disruptions caused by the ongoing Iran-U.S. Conflict and geopolitical tension in the Middle East, the Russia-Ukraine war and the growing tension between China and Taiwan.
The impacts of war and other geopolitical events, including but not limited to the ongoing Iran-U.S. Conflict and geopolitical tension in the Middle East, the Russia-Ukraine war and the growing tension between China and Taiwan, are difficult to predict. For example, the Iran-U.S. Conflict has resulted in severe disruptions to global crude oil supplies and significant spikes in crude oil and carbon black oil prices. In addition, the conflict in Ukraine has previously caused, and may continue to cause, volatility in crude oil and natural gas prices. The responses of countries and political bodies to Iran’s actions in the Iran-U.S. Conflict and Russia’s actions in Ukraine, the larger overarching tensions, and Ukraine’s military defenses and the potential for wider conflict in the Russia-Ukraine war, may generally increase energy market volatility, have severe adverse effects on regional and global economic markets and cause volatility in energy and other product prices. The sanctions, shipping disruptions, collateral war damage, and the potential continuation or expansion of the ongoing Iran-U.S. Conflict and geopolitical tension in the Middle East and the Russia-Ukraine war, could further disrupt the availability of crude oil and natural gas supplies.
The extent or length of any adverse effects of the Iran-U.S. Conflict and geopolitical tension in the Middle East and the Russian-Ukraine war on the supply of crude oil and natural gas and the quality and availability of carbon black oil is difficult to quantify.
The continuation or escalation of events like the ran-U.S. Conflict and geopolitical tension in the Middle East and the Russian-Ukraine war could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations and are difficult to predict. The Iran-U.S. Conflict and geopolitical tension in the Middle East and the Russian-Ukraine war have impacted our margins and caused and may continue to cause curtailed or delayed spending by our customers’ customers, particularly in the automotive industry, and increases the risk of customer defaults or delays in payments.
These and other conflicts may also lead to increased physical terrorist or cyberattacks, damage to global supply chains, and have other consequences that impact our business, financial condition and results of operations.
The Iran-U.S. Military Conflict poses material risks to Orion's feedstock costs, supply chain, and results of operations.
The Iran-U.S. Conflict poses a number of significant risks, and has resulted, and could continue to result, in a number of adverse consequences for Orion and other companies, including:
•Significant disruption of global oil supply from the Middle East, resulting in sustained and material increases in crude oil prices and, correspondingly, in Orion's carbon black oil feedstock costs.
•Disruption of shipping routes in the Persian Gulf, Gulf of Oman, Red Sea, and Gulf of Aden, increasing logistics costs and potentially impairing Orion's ability to source carbon black oil from Middle Eastern or Asian suppliers.
•Expanded U.S. or international sanctions targeting Iranian oil exports, reducing global crude oil supply and exerting upward pressure on global crude oil and feedstock prices.
•Broader regional escalation drawing in additional state actors, further destabilizing oil markets and global supply chains on which Orion relies.
•Reduced demand from Orion's customers in the automotive, tire, and industrial sectors due to macro-economic slowdown caused by sustained energy price shocks.
•Increased risk of cyberattacks and physical attacks on critical energy and industrial infrastructure, including infrastructure on which Orion's operations depend.
Orion is greatly exposed to crude oil price and natural gas price fluctuations with no assurance that it will be able to shift price risks to its customers. Fluctuations in the market price for crude oil tend to create volatility in Orion's carbon black feedstock costs and have affected, and may in the future affect, Orion's Net Working Capital, cash requirements and operating results, with Net Working Capital swings being

Orion S.A.
particularly significant in an environment of high price volatility. As a result, a sustained increase in crude oil prices resulting from the Iran-U.S. Conflict could have a particularly adverse impact on Orion's liquidity and working capital position.
The duration, scope, and ultimate resolution of the Iran-U.S. military Conflict are highly uncertain and difficult to predict. Orion cannot predict whether or when the conflict will escalate, de-escalate, or resolve, or what the impact of any such developments will be on global oil markets, Orion's feedstock costs, Orion's customer demand, or Orion's business, financial condition, results of operations and cash flows, but the impact of these risks and consequences, individually or in combination, has had, and could continue to have, a material adverse effect on Orion's business, financial condition, results of operations and cash flows.
We may require short-term working capital financing due to rising oil and petroleum product prices to support our day-to-day operations, and we may be unable to obtain such financing on commercially acceptable terms or at all, which could materially adversely affect our business, liquidity and financial condition and results of operations.
Our business is heavily reliant on oil and petroleum products and the price of oil directly impacts our operating costs and working capital levels and needs. The price of oil has increased significantly in the past few months due to the Iran-U.S. Conflict. The sharp rise in the price of oil has negatively impacted our working capital levels. We rely, and expect to continue to rely, on a combination of sources to meet our short-term working capital needs, including borrowings under our revolving credit facility, cash flows from operations and trade credit extended by our suppliers among other sources. As a result of the sharp increase in the price of oil we may need to obtain additional short-term and/or bridge financing to fund our working capital needs and day-to-day operations, including the purchase of inventory, payment of trade creditors and other operational expenses that arise in the ordinary course of our business.
The availability of such short-term working capital financing is subject to a number of factors outside of our control, many of which are unpredictable, may change rapidly and may be adversely affected by a number of factors, including:
•deterioration in general economic conditions, increased geopolitical tensions and/or disruptions in the supply of oil and petroleum products, as well as the financial and credit markets;
•increases in interest rates or changes in the credit environment more broadly;
•a deterioration in our financial condition, results of operations or credit profile;
•limitations on our ability to access financing under our existing credit facilities due to the restrictive covenants and conditions in our existing credit facility and or to incur additional debt from other financing sources;
•a tightening of lending standards by financial institutions, whether due to regulatory changes, macroeconomic conditions or otherwise;
•a reduction in the willingness of our lenders or trade creditors to extend credit to us, including as a result of any actual or perceived weakening of our business or industry;
•the expiration, termination or non-renewal of our existing credit facilities or working capital arrangements on terms acceptable to us or at all; and
•disruptions to our supply chain or deterioration in our relationships with key suppliers that result in less favorable trade credit terms.
If we are unable to access short-term working capital financing on commercially acceptable terms, or at all, we may be forced to seek alternative and potentially more costly sources of financing, reduce operations, reduce or delay capital expenditures, defer the payment of obligations to suppliers or other creditors, or take other measures that could have a material adverse effect on our business. There can be no assurance that alternative financing will be available to us on commercially acceptable terms or in the amounts required, particularly during periods of market stress or economic or geopolitical uncertainty.
In addition, any financing that we are able to obtain may be subject to higher interest rates, more restrictive covenants or less favorable terms than our existing credit facilities and financing arrangements, which could increase our cost of capital and constrain our operational and financial flexibility further, including our ability to pay dividends. Borrowings under short-term working capital facilities are typically subject to periodic renewal or refinancing, and there can be no assurance that we will be able to renew or refinance any such facilities we are able to obtain on acceptable terms, on a timely basis, or at all. A failure to renew or replace such facilities prior to their maturity or expiration could result in a significant liquidity shortfall that could disrupt our operations and adversely affect our ability to meet our obligations.
The risks associated with our working capital financing needs may be heightened during periods of elevated interest rates, market volatility, geopolitical uncertainty or economic downturn, as lenders may tighten credit standards and the availability of working capital financing across our industry may decline. Any of these factors, alone or in combination, could have a material adverse effect on our business, liquidity and financial condition and results of operations.
Except as provided above, there have been no material changes to risk factors associated with our business previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Orion S.A.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number		Description

10.1
Fifteenth Amendment, dated as of February 13, 2026, to the Credit Agreement, by and among Orion S.A. (f/k/a Orion Engineered Carbons S.A.), Orion Engineered Carbons Holdings GmbH, Orion Engineered Carbons BondCo GmbH, Orion Engineered Carbons GmbH, OEC Finance US LLC, the Revolving Borrowers named therein, the Guarantors party thereto, the Lenders party thereto, Goldman Sachs Bank USA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on Feb 17, 2026). (File No. 001-36563))

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

ORION S.A.

May 6, 2026	By	/s/ Jonathan A. Puckett
Name: Jonathan A. Puckett
Title: Chief Financial Officer