Form 10-Q
period 2026-06-30
Orion S.A.
filed 2026-08-05
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The registrant had 56,522,699 shares of common stock outstanding as of July 31, 2026.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements and Supplementary Data (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net sales	$500.9	$466.4	$960.4	$944.1
Cost of sales	407.9	368.0	788.2	747.6
Gross profit	93.0	98.4	172.2	196.5

Selling, general and administrative expenses	62.7	57.7	121.8	116.1
Research and development costs	7.2	6.5	14.5	13.1
Other expenses, net	1.8	2.1	3.2	4.0
Income from operations	21.3	32.1	32.7	63.3

Interest and other financial expense, net	16.3	19.1	31.0	32.8
Income before earnings in affiliated companies and income taxes	5.0	13.0	1.7	30.5

Income tax expense	3.4	4.6	10.1	13.5
Earnings in affiliated companies, net of tax	0.2	0.6	0.3	1.1
Net income (loss)	$1.8	$9.0	$(8.1)	$18.1

Weighted-average shares outstanding (in thousands):
Basic	56,292	56,153	56,333	56,603
Diluted	57,271	56,320	56,333	56,829
Earnings (loss) per share:
Basic	$0.03	$0.16	$(0.14)	$0.32
Diluted	0.03	0.16	(0.14)	0.32
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss)	$1.8	$9.0	$(8.1)	$18.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.6	(2.6)	4.2	—
Net losses on derivatives	(2.2)	(2.0)	(0.5)	(3.5)
Defined benefit plans, net	—	(0.1)	(0.1)	(0.2)
Other comprehensive income (loss)	(1.6)	(4.7)	3.6	(3.7)
Comprehensive income (loss)	$0.2	$4.3	$(4.5)	$14.4
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$50.8	$60.7
Accounts receivable, net	300.4	213.6
Inventories, net	275.5	277.3
Income tax receivables	30.3	25.3
Prepaid expenses and other current assets	76.6	66.9
Total current assets	733.6	643.8
Property, plant and equipment, net	1,045.4	1,069.6
Right-of-use assets	129.5	125.8
Intangible assets, net	9.9	14.2
Investment in equity method affiliates	13.6	13.1
Deferred income tax assets	28.3	20.5
Other assets	26.7	20.6
Total non-current assets	1,253.4	1,263.8
Total assets	$1,987.0	$1,907.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$218.0	$197.0
Current portion of long-term debt and other financial liabilities	356.8	305.0
Accrued liabilities	74.3	50.1
Income taxes payable	8.5	20.2
Other current liabilities	58.0	54.1
Total current liabilities	715.6	626.4
Long-term debt, net	652.9	674.5
Employee benefit plan obligation	57.4	58.4
Deferred income tax liabilities	43.1	28.0
Other liabilities	137.7	135.7
Total non-current liabilities	891.1	896.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,992,259 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 56,522,699 and 56,154,794 shares	85.3	85.3
Treasury stock, at cost, 4,469,560 and 4,837,465 shares	(78.0)	(90.8)
Additional paid-in capital	71.1	80.2
Retained earnings	370.6	382.2
Accumulated other comprehensive loss	(68.7)	(72.3)
Total stockholders' equity	380.3	384.6
Total liabilities and stockholders' equity	$1,987.0	$1,907.6
382.2-9.9-1.2

See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(8.1)	$18.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	65.6	63.5
Amortization of debt issuance costs	2.4	0.8
Share-based compensation	4.4	6.3
Deferred taxes	7.9	(17.5)
Foreign currency transactions	3.4	(8.3)
Changes in operating assets and liabilities, net:
Trade receivables	(91.6)	(39.7)
Inventories	(4.3)	26.9
Trade payables	46.3	(1.1)
Other provisions	26.4	(10.6)
Income tax liabilities	(15.6)	6.3
Other assets and liabilities, net	(21.9)	9.4
Net cash provided by operating activities	14.9	54.1
Cash flows from investing activities:
Acquisition of property, plant and equipment	(61.5)	(71.4)
Net cash used in investing activities	(61.5)	(71.4)
Cash flows from financing activities:
Repayments of long-term debt	(14.3)	(4.4)
Payments for debt issue costs	(4.7)	—
Cash inflows related to current financial liabilities	122.0	97.8
Cash outflows related to current financial liabilities	(62.5)	(52.2)
Dividends paid	(2.3)	(2.4)
Repurchase of Common stock	(0.8)	(24.8)
Net cash provided by financing activities	37.4	14.0
Decrease in cash, cash equivalents and restricted cash	(9.2)	(3.3)
Cash, cash equivalents and restricted cash at the beginning of the period	61.2	44.7
Effect of exchange rate changes on cash	0.3	2.7
Cash, cash equivalents and restricted cash at the end of the period	52.3	44.1
Less restricted cash at the end of the period	1.5	1.5
Cash and cash equivalents at the end of the period	$50.8	$42.6
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2026			56,154,794	$85.3	$(90.8)	$80.2	$382.2	$(72.3)	$384.6
Net loss			—	—	—	—	(9.9)	—	(9.9)
Other comprehensive income, net of tax			—	—	—	—	—	5.2	5.2
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(158,955)	—	(0.8)	—	—	—	(0.8)
Stock based compensation			—	—	—	1.4	—	—	1.4
Issuance of stock under equity compensation plans			392,810	—	11.0	(10.8)	—	—	0.2
Balance at March 31, 2026			56,388,649	85.3	(80.6)	70.8	371.1	(67.1)	379.5
Net income			—	—	—	—	1.8	—	1.8
Other comprehensive loss, net of tax			—	—	—	—	—	(1.6)	(1.6)
Dividends	$0.04	per share	—	—	—	—	(2.3)	—	(2.3)
Stock based compensation			—	—	—	3.0	—	—	3.0
Issuance of stock under equity compensation plans			134,050	—	2.6	(2.7)	—	—	(0.1)
Balance at June 30, 2026			56,522,699	$85.3	$(78.0)	$71.1	$370.6	$(68.7)	$380.3
j

Balance at January 1, 2025			57,242,372	$85.3	$(82.2)	$84.7	$457.0	$(69.9)	$474.9
Net income			—	—	—	—	9.1	—	9.1
Other comprehensive income, net of tax			—	—	—	—	—	1.0	1.0
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(1,358,316)	—	(19.8)	—	—	—	(19.8)
Stock based compensation			—	—	—	2.7	—	—	2.7
Issuance of stock under equity compensation plans			575,310	—	14.3	(14.9)	—	—	(0.6)
Balance at March 31, 2025			56,459,366	85.3	(87.7)	72.5	464.9	(68.9)	466.1
Net income			—	—	—	—	9.0	—	9.0
Other comprehensive loss, net of tax			—	—	—	—	—	(4.7)	(4.7)
Dividends	$0.04	per share	—	—	—	—	(2.3)	—	(2.3)
Repurchases of Common stock			(444,790)	—	(5.0)	—	—	—	(5.0)
Stock based compensation			—	—	—	3.6	—	—	3.6
Issuance of stock under equity compensation plans			31,650	—	2.4	(2.6)	—	—	(0.2)
Balance at June 30, 2025			56,046,226	$85.3	$(90.3)	$73.5	$471.6	$(73.6)	$466.5
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
Summary of Significant Accounting Policies—Accounting Standards Not Yet Adopted
Environmental Credits and Environmental Credit Obligations—In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. Under the new standard, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits are obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation.
This guidance is effective for annual periods beginning after December 15, 2027 (including interim periods within). Early adoption permitted. Entities are required to adopt the amendments on a retrospective basis by recognizing a cumulative effect adjustment to retained earnings at the date of initial application (i.e., prior reporting periods will not be recast).
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
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
The adoption of this ASU will require additional disclosures in our Consolidated Financial Statements.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Accounts receivable	$301.5	$215.0
Expected credit losses	(1.1)	(1.4)
Accounts receivable, net	$300.4	$213.6
Accounts Receivable Factoring Facilities―For the three months ended June 30, 2026 and 2025 the gross amount of receivables sold were $101.3 million and $125.7 million, respectively. For the six months ended June 30, 2026 and 2025 the gross amount of receivables sold were $197.3 million and $228.2 million, respectively.
For the three months ended June 30, 2026 and 2025 the loss on receivables sold was approximately $1.1 million and $1.4 million, respectively. For the six months ended June 30, 2026 and 2025 the loss on receivables sold was approximately $2.0 million and $2.6 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net.
Note C. Inventories
Inventories, net of reserves, are as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Raw materials, consumables and supplies, net	$120.3	$108.9
Finished goods, net	155.2	168.4
Inventories, net	$275.5	$277.3

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Current
Current portion of Term-Loan	$1.5	$3.0
Deferred debt issuance costs - Term-Loan	(0.8)	(0.9)
Current portion of China Term-Loan	13.5	13.1
Other short-term debt and obligations	342.6	289.8
Current portion of long-term debt and other financial liabilities	356.8	305.0
Non-current
Term-Loan	620.1	636.7
Deferred debt issuance costs - Term-Loan	(1.0)	(1.5)
China Term-Loan	33.8	39.3
Long-term debt, net	652.9	674.5
Total	$1,009.7	$979.5
Other short-term debt and obligations are as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Revolving Credit Facility	$125.3	$58.8

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	127.1	127.9
OEC LLC outstanding borrowings	12.5	19.4
OEC Huaibei outstanding borrowings	—	4.6

Korea Working Capital Loans (capacity $46.7 million)
Uncommitted	1.6	1.7
Committed	12.9	17.3
China Working Capital Loans (capacity $18.0 million)	14.3	17.1
Repurchase Agreement	48.9	43.0

Total of Other Short-term Debt and Obligations	$342.6	$289.8

Supplemental information:
Total ancillary capacity - EUR	€234.0	€234.0
Total ancillary capacity - U.S. Dollars	$266.6	$275.0
Revolving credit facility
As of June 30, 2026, total capacity under our Revolving credit facility (“RCF”) and ancillary facilities is €350 million ($398.8 million). As of June 30, 2026 and December 31, 2025, availability under the RCF and ancillary facilities were $127.5 million and $193.0 million, respectively.
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
Repurchase Agreement—We entered into repurchase agreements to sell European Emission Allowance (“EUA”) certificates as follows:
•On January 21, 2026, we sold approximately 320 thousand EUA certificates for €27.1 million cash to another counterparty and concurrently entered an agreement to repurchase the EUA certificates. We repurchased the EUA certificates on July 27, 2026 for €27.5 million.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
•On January 21, 2026, we sold 186 thousand EUA certificates for €15.8 million cash to another counterparty and concurrently entered an agreement to repurchase the EUA certificates We repurchased the EUA certificates on July 27, 2026 for €16.0 million.
The difference between the consideration received and the amount of consideration paid was recognized as interest expense. At June 30, 2026, the amount outstanding, including accrued interest, was €43.4 million ($49.5 million).
As of June 30, 2026, we are in compliance with our debt covenants.
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
No significant concentration of credit risk existed at June 30, 2026 or at December 31, 2025.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	June 30, 2026		December 31, 2025		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$16.8	$197.0	$12.2	Other financial assets (non-current)
Interest rate swaps	227.9	3.0	235.0	1.8	Other financial assets (non-current)
Total	$424.9	$19.8	$432.0	$14.0
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

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Liabilities:
Term-Loan	$621.6	$522.5	$639.7	$582.8
China Term-Loan	47.3	47.9	52.4	52.9

Total	$668.9	$570.4	$692.1	$635.7
Liabilities in the table above are classified as Level 2.
At both June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2026	2025	2026	2025
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(1.4)	$(2.6)	$(0.3)	$0.2	Interest and other financial expense, net
Interest rate swaps	(1.2)	0.5	—	—	Interest and other financial expense, net
Total	$(2.6)	$(2.1)	$(0.3)	$0.2

	Effect of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2026	2025	2026	2025
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$(1.3)	$(4.6)	$(0.6)	$(0.1)	Interest and other financial expense, net
Interest rate swaps	1.2	0.5	—	—	Interest and other financial expense, net
Total	$(0.1)	$(4.1)	$(0.6)	$(0.1)
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note F. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2026	$(83.9)	$7.6	$4.0	$(72.3)
Other comprehensive income (loss) before reclassifications	3.5	2.5	—	6.0
Income tax effects before reclassifications	0.1	(0.8)	—	(0.7)
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.2	(0.1)	0.1
Balance at March 31, 2026	(80.3)	9.3	3.9	(67.1)
Other comprehensive income (loss) before reclassifications	0.7	(2.8)	—	(2.1)
Income tax effects before reclassifications	(0.1)	0.9	—	0.8
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	(0.1)	—	(0.1)
Balance at June 30, 2026	$(79.7)	$7.1	$3.9	$(68.7)

Balance at January 1, 2025	$(79.4)	$10.8	$(1.3)	$(69.9)
Other comprehensive income (loss) before reclassifications	2.3	(2.8)	—	(0.5)
Income tax effects before reclassifications	0.3	0.9	—	1.2
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.6	(0.1)	0.5
Balance at March 31, 2025	(76.8)	9.3	(1.4)	(68.9)
Other comprehensive income (loss) before reclassifications	(3.0)	(3.6)	—	(6.6)
Income tax effects before reclassifications	0.4	0.5	—	0.9
Amounts reclassified from AOCI	—	0.2	—	0.2
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	1.0	(0.1)	0.9
Balance at June 30, 2025	$(79.4)	$7.3	$(1.5)	$(73.6)

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
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net income (loss) attributable to ordinary equity holders	$1.8	$9.0	$(8.1)	$18.1
Weighted average number of Common stock (in thousands)	56,292	56,153	56,333	56,603
Basic Earnings (loss) per share	$0.03	$0.16	$(0.14)	$0.32
Dilutive effect of share based payments (in thousands)	979	167	—	226
Weighted average number of diluted Common stock (in thousands)	57,271	56,320	56,333	56,829
Diluted Earnings (loss) per share	$0.03	$0.16	$(0.14)	$0.32
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
Income tax expense for the three months ended June 30, 2026 and 2025 was $3.4 million and $4.6 million, respectively. Income tax expense for the six months ended June 30, 2026 and 2025 was $10.1 million and $13.5 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective income tax rates	65.4%	35.4%	505.0%	44.3%
Our effective tax rate for the three months ended June 30, 2026 and 2025 were 65.4% and 35.4%, respectively. Projected pre-tax income mix in countries with varying statutory tax rates and valuation allowances on tax losses determines our effective tax rate.
Our effective tax rate for the six months ended June 30, 2026 and 2025 were 505.0% and 44.3%, respectively. Projected pre-tax income mix in countries with varying statutory tax rates and valuation allowances on tax losses determines our effective tax rate.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Pledges and Guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of June 30, 2026, the Company had guarantees totaling $35.7 million issued by various financial institutions.
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
Our operations are managed by senior executives who report to our Chief Executive Officer (“CEO”), who is our chief operating decision maker (“CODM”). Discrete financial information is available for each of our reportable segments. The CODM reviews segment Adjusted EBITDA and related segment operating results as drivers of Adjusted EBITDA to allocate resources and to assess operating results and financial performance. The CODM reviews changes in actual results compared to prior periods, forecasts, and operating objectives. Segment Adjusted EBITDA includes items management considers representative of the underlying performance of each segment.
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as restructuring expenses, Loss (recovery) due to misappropriation of assets, net, Goodwill impairment, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended June 30, 2026 and 2025 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2026
Net sales from external customers	$316.1	$184.8	$—	$500.9
Less:
Cost of Sales	277.4	130.5	—	407.9
Selling, general and administrative expenses	36.3	26.3	0.1	62.7
Other segment items	4.2	3.9	0.9	9.0
Add:
Equity in earnings of affiliated companies, net of tax	0.2	—	—	0.2
LTIP and other non-operating charges	1.3	1.5	1.0	3.8
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	19.5	13.4	—	32.9
Adjusted EBITDA	$19.2	$39.0	$—	$58.2
Capital expenditures	4.6	20.8	—	25.4

2025
Net sales from external customers	$308.3	$158.1	$—	$466.4
Less:
Cost of Sales	242.5	125.5	—	368.0
Selling, general and administrative expenses	34.2	23.2	0.3	57.7
Other segment items	3.3	4.8	0.5	8.6
Add:
Equity in earnings of affiliated companies, net of tax	0.6	—	—	0.6
LTIP and other non-operating charges	1.0	2.3	0.8	4.1
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	19.0	13.0	—	32.0
Adjusted EBITDA	$48.9	$19.9	$—	$68.8
Capital expenditures	16.8	25.4	—	42.2
Other segment items—Other segment items for each reportable segment includes Research and Development costs and Other expense (income), net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the six months ended June 30, 2026 and 2025 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2026
Net sales from external customers	$605.9	$354.5	$—	$960.4
Less:
Cost of Sales	531.2	257.0	—	788.2
Selling, general and administrative expenses	70.1	51.2	0.5	121.8
Other segment items	8.0	8.4	1.3	17.7
Add:
Equity in earnings of affiliated companies, net of tax	0.3	—	—	0.3
LTIP and other non-operating charges	1.9	2.0	1.8	5.7
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	39.4	26.2	—	65.6
Adjusted EBITDA	$38.2	$66.1	$—	$104.3
Assets	$1,145.6	$703.0	$138.4	$1,987.0
Capital expenditures	20.4	41.1	—	61.5

2025
Net sales from external customers	$625.3	$318.8	$—	$944.1
Less:
Cost of Sales	501.4	246.2	—	747.6
Selling, general and administrative expenses	70.3	45.2	0.6	116.1
Other segment items	7.9	8.4	0.8	17.1
Add:
Equity in earnings of affiliated companies, net of tax	1.1	—	—	1.1
LTIP and other non-operating charges	2.8	2.9	1.4	7.1
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	40.1	23.4	—	63.5
Adjusted EBITDA	$89.7	$45.3	$—	$135.0
Assets	$1,130.3	$765.5	$129.1	$2,024.9
Capital expenditures	30.9	40.5	—	71.4
Other segment items—Other segment items for each reportable segment includes Research and Development costs and Other expense (income), net.
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Income before earnings in affiliated companies and income taxes	$5.0	$13.0	$1.7	$30.5
LTIP and other non-operating charges	3.8	4.1	5.7	7.1
Depreciation and amortization of intangible assets, right of use assets, and property, plant and equipment	32.9	32.0	65.6	63.5
Equity in earnings of affiliated companies, net of tax	0.2	0.6	0.3	1.1
Interest and other financial expense, net	16.3	19.1	31.0	32.8
Adjusted EBITDA	$58.2	$68.8	$104.3	$135.0

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Long term incentive plan (“LTIP”) and other non-operating charges include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Long term incentive plan	$3.0	$3.6	$4.4	$6.3
Other non-operating	0.8	0.5	1.3	0.8
LTIP and other non-operating charges	$3.8	$4.1	$5.7	$7.1

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2026 and 2025 and should be read in conjunction with the information included under Item 1. Financial Statements and Supplementary Data (Unaudited) elsewhere in this report. Results for the three and six month periods ended June 30, 2026 are not necessarily indicative of results that may be expected for the entire year.
We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to Orion S.A. together with its consolidated subsidiaries (“Orion S.A.”).
Key Factors Affecting Our Results of Operations
This section should be read in conjunction with the discussion under Drivers of Demand, in Part 1, Item 1. Business in our Annual Report in Form 10-K for the year ended December 31, 2025, for drivers and factors that are likely to have an impact on our operating results. For segment drivers, refer to Segment Discussion elsewhere in this document.
Operating Results
Operating results for the periods discussed as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Delta		2026	2025	Delta
	(In millions)			%	(In millions)			%
Net sales	$500.9	$466.4	$34.5	7	$960.4	$944.1	$16.3	2
Cost of sales	407.9	368.0	39.9	11	788.2	747.6	40.6	5
Gross profit	93.0	98.4	(5.4)	(5)	172.2	196.5	(24.3)	(12)
Selling, general and administrative expenses	62.7	57.7	5.0	9	121.8	116.1	5.7	5
Research and development costs	7.2	6.5	0.7	11	14.5	13.1	1.4	11
Other expenses, net	1.8	2.1	(0.3)	(14)	3.2	4.0	(0.8)	(20)
Income from operations	21.3	32.1	(10.8)	(34)	32.7	63.3	(30.6)	(48)
Interest and other financial expense, net	16.3	19.1	(2.8)	(15)	31.0	32.8	(1.8)	(5)
Income before earnings in affiliated companies and income taxes	5.0	13.0	(8.0)	(62)	1.7	30.5	(28.8)	(94)
Income tax expense	3.4	4.6	(1.2)	(26)	10.1	13.5	(3.4)	(25)
Earnings in affiliated companies, net of tax	0.2	0.6	(0.4)	(67)	0.3	1.1	(0.8)	(73)
Net income (loss)	1.8	9.0	(7.2)	(80)	(8.1)	18.1	(26.2)	(145)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.6	(2.6)	3.2	(123)	4.2	—	4.2	N/A
Net losses on derivatives	(2.2)	(2.0)	(0.2)	10	(0.5)	(3.5)	3.0	(86)
Defined benefit plans, net	—	(0.1)	0.1	(100)	(0.1)	(0.2)	0.1	(50)
Total other comprehensive income, net of tax	(1.6)	(4.7)	3.1	(66)	3.6	(3.7)	7.3	(197)
Comprehensive income (loss)	$0.2	$4.3	$(4.1)	(95)	$(4.5)	$14.4	$(18.9)	(131)
Operating Results Discussion
For the three months ended June 30, 2026 compared to three months ended June 30, 2025
Net sales
Net sales for the three months ended June 30, 2026 increased by $34.5 million, or 7%, year over year to $500.9 million, primarily due to a 9% favorable pass-through effect of higher year-over-year oil prices driven by the conflict in the Middle East and 2% favorable foreign exchange rate impact due to weakening of U.S. dollar versus the euro and other major currencies. The favorable variances were partially offset by unfavorable pricing of 2%, owing primarily to annual contract agreements in the Rubber Carbon Black segment and 1% lower volumes primarily driven by lower tire production rates in the Americas as well as softer year-over-year original equipment (“OE”) manufacturer demand in the Americas and Asia Pacific regions.
Cost of sales
Cost of sales for the three months ended June 30, 2026 increased by $39.9 million, or 11%, year over year to $407.9 million, mainly due to

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
feedstocks linked to higher oil costs driven by the Middle East conflict.
Gross profit
Gross profit for the three months ended June 30, 2026 decreased by $5.4 million, or 5%, year over year to $93.0 million. The decrease was primarily driven by an unfavorable pricing impact of 11%, owing primarily to annual contract agreements in the Rubber Carbon Black segment, partially offset by a 4% favorable volume impact and 3% favorable foreign exchange rate impact.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2026 increased by $5.0 million, or 9%, year over year to $62.7 million. The increase was driven 4% due to higher freight and distribution expenses and 3% higher variable compensation.
Provision for income taxes
Income before earnings in affiliated companies and income taxes for the three months ended June 30, 2026 decreased by $8.0 million, or 62%, year over year to $5.0 million.
Income tax expense for the three months ended June 30, 2026 and 2025 was $3.4 million and $4.6 million, respectively. Income tax expense is primarily determined based on the projected pre-tax income mix in countries with varying statutory tax rates and the impact of valuation allowances on tax losses.
Comprehensive Income and Net Income
Comprehensive income for the three months ended June 30, 2026 decreased by $4.1 million, or 95%, year over year to $0.2 million. The components of Comprehensive income are discussed below:
Net income for the three months ended June 30, 2026 decreased by $7.2 million, or 80%, year over year to $1.8 million as discussed above.
The activities from the components of Other comprehensive income (loss) are discussed below:
•$3.2 million of net favorable impact due to change in foreign currency translation adjustments as a result of the weakening of the U.S. dollar versus euro.
For the six months ended June 30, 2026 compared to six months ended June 30, 2025
Net sales
Net sales increased by $16.3 million, or 2%, year over year in the six months ended June 30, 2026 to $960.4 million, primarily driven by 4% favorable foreign exchange rate impact due to weakening of the U.S. dollar versus the euro and other major currencies, partially offset by 3% unfavorable pricing, including lower year-over-year oil pass-through effects and lower annual contract agreements in our Rubber Carbon Black segment.
Cost of sales
Cost of sales increased by $40.6 million, or 5%, year over year to $788.2 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, mainly due to feedstocks linked to higher oil costs driven by the Middle East conflict.
Gross profit
Gross profit decreased by $24.3 million, or 12%, year over year to $172.2 million. The decrease was primarily driven by an unfavorable pricing impact of 11%, primarily from annual contract agreements in our Rubber Carbon Black segment, a 4% effect from unfavorable product and regional mix and a 3% unfavorable timing effect from the pass-through of raw material costs, partially offset by 5% favorable foreign exchange rate impact.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $5.7 million, or 5%, year over year to $121.8 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by 4% higher freight and distribution expenses.
Provision for income taxes
Income before earnings in affiliated companies and income taxes for the six months ended June 30, 2026 decreased by $28.8 million, or 94%, year over year to $1.7 million.
Income tax expense for the six months ended June 30, 2026 and 2025 was $10.1 million and $13.5 million, respectively. Income tax

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
expense is primarily determined based on projected pre-tax income mix in countries with varying statutory tax rates and the impact of valuation allowances on tax losses.
Comprehensive Income (Loss)
Comprehensive loss was $4.5 million for the six months ended June 30, 2026 compared to Comprehensive income of $14.4 million for the six months ended June 30, 2025.
Net loss was $8.1 million for the six months ended June 30, 2026 compared to Net income of $18.1 million for the six months ended June 30, 2025.
The activities from the components of Other comprehensive income (loss) are discussed below:
•$4.2 million of net favorable impact due to foreign currency translation adjustments, and
•$3.0 million of net favorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps.
Sensitivities Analysis
We monitor certain sensitivities impacting our Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Inventories, net plus Accounts receivable, net minus Accounts payable (“Net Working Capital”) as follows:
•A $10 per barrel change in feedstock costs
◦Estimated impact on Net Working Capital is between $25 million to $30 million, over 3-4 months;
◦Estimated fiscal year impact on EBITDA is between $7 million to $10 million; and
•A one percent (1%) change in foreign currency exchange rates (euro vs U.S. dollar)—Estimated fiscal year impact on EBITDA is approximately $2 million.

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
These non-GAAP measures include, but are not limited to, EBITDA, Adjusted EBITDA, Net Working Capital, Capital Expenditures and Free Cash Flow.
We define:
•EBITDA—Earnings before interest, taxes, depreciation and amortization.
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock based compensation, and non-recurring items (such as, restructuring expenses, legal settlement gain, loss (recovery) due to assets misappropriation, net, etc.) plus Earnings in affiliated companies, net of tax.
•Net Working Capital—Inventories, net plus Accounts receivable, net minus Accounts payable.
•Capital Expenditures—Cash paid for the acquisition of property, plant and equipment.
•Free Cash Flow—Net cash provided by operating activities less Net cash used in investing activities.
Our operations are managed by senior executives who report to our Chief Executive Officer (“CEO”), who is our chief operating decision maker (“CODM”). Adjusted EBITDA is used by our CODM to evaluate our operating performance and to make decisions regarding allocation of capital, because it excludes the effects of items that have less bearing on the performance of our underlying core business. We use this measure, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing our business. We believe these measures are useful measures of financial performance in addition to Net income, Income from operations and other profitability measures under GAAP, because they facilitate operating performance comparisons from period to period. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization, historic cost and age of assets, financing and capital structures and taxation positions or regimes, we believe that Adjusted EBITDA provides a useful additional basis for evaluating and comparing the current performance of the underlying operations. In addition, we believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following table presents reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Delta		2026	2025	Delta
	(In millions)			%	(In millions)			%
Net income (loss)	$1.8	$9.0	$(7.2)	(80)	$(8.1)	$18.1	$(26.2)	(145)
Add back Income tax expense	3.4	4.6	(1.2)	(26)	10.1	13.5	(3.4)	(25)
Add back Equity in earnings of affiliated companies, net of tax	(0.2)	(0.6)	0.4	(67)	(0.3)	(1.1)	0.8	(73)
Income before earnings in affiliated companies and income taxes	5.0	13.0	(8.0)	(62)	1.7	30.5	(28.8)	(94)
Add back Interest and other financial expense, net	16.3	19.1	(2.8)	(15)	31.0	32.8	(1.8)	(6)
Income from operations	21.3	32.1	(10.8)	(34)	32.7	63.3	(30.6)	(48)
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	32.9	32.0	0.9	3	65.6	63.5	2.1	3
EBITDA	54.2	64.1	(9.9)	(15)	98.3	126.8	(28.5)	(23)
Equity in earnings of affiliated companies, net of tax	0.2	0.6	(0.4)	(67)	0.3	1.1	(0.8)	(73)
Long term incentive plan	3.0	3.6	(0.6)	(17)	4.4	6.3	(1.9)	(30)
Other adjustments	0.8	0.5	0.3	60	1.3	0.8	0.5	63
Adjusted EBITDA	$58.2	$68.8	$(10.6)	(15)	$104.3	$135.0	$(30.7)	(23)
Adjusted EBITDA Specialty Carbon Black	$39.0	$19.9	$19.1	96	$66.1	$45.3	$20.8	46
Adjusted EBITDA Rubber Carbon Black	$19.2	$48.9	$(29.7)	(61)	$38.2	$89.7	$(51.5)	(57)
Adjusted EBITDA (A Non-GAAP Financial Measure)
For the quarter ending June 30, 2026, Adjusted EBITDA decreased $10.6 million, or 15%, year over year to $58.2 million. The decrease was driven by a 16% unfavorable pricing from lower annual contract agreements and a 4% effect from unfavorable product and regional mix in our Rubber Carbon Black segment, which was partially offset by favorable volume and product mix in our Specialty Carbon Black segment. Additionally, foreign exchange rate impact was favorable by 4%.
For the six months ended June 30, 2026, Adjusted EBITDA decreased $30.7 million, or 23%, year over year to $104.3 million. The decrease was primarily due to a 16% unfavorable effect from lower annual contract agreements in our Rubber Carbon Black segment, a 5% effect from unfavorable product and regional mix in our Rubber Carbon Black segment, partially offset by favorable volume and product mix in Specialty Carbon Black segment. Foreign currency exchange rate impact was favorable by 6%.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The tables below present our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.
Specialty Carbon Black

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Delta		2026	2025	Delta
	(In millions)			%	(In millions)			%
Net sales	$184.8	$158.1	$26.7	17	$354.5	$318.8	$35.7	11
Adjusted EBITDA	$39.0	$19.9	$19.1	96	$66.1	$45.3	$20.8	46
The Middle East conflict influenced our second quarter business performance. Our proactive pricing actions and surcharges enabled us to largely mitigate volatility in oil prices and associated feedstock costs. Additionally, we saw broad end market participation in Europe, Middle East and Africa (“EMEA”) and Americas regions, beyond customer restocking activity.
For the three months ended June 30, 2026 compared to three months ended June 30, 2025
Net sales increased by $26.7 million, or 17%, year over year to $184.8 million, for the three months ended June 30, 2026, driven primarily by 8% higher pricing, mainly on higher year-over-year oil prices, 4% favorable product mix, 3% benefit from higher volumes in our Americas and EMEA regions and a 2% favorable foreign exchange rate impact.
Adjusted EBITDA increased by $19.1 million, or 96%, year over year to $39.0 million for the three months ended June 30, 2026. The increase was driven 52% by beneficial pricing across most products and regions, supported by higher oil prices, a 22% effect from higher volumes, a 19% benefit from favorable product mix and a 4% favorable foreign exchange rate impact.
For the six months ended June 30, 2026 compared to six months ended June 30, 2025
Net sales increased by $35.7 million, or 11%, year over year to $354.5 million for the six months ended June 30, 2026, driven primarily by a 4% favorable foreign exchange rate impact, 4% favorable product mix and 3% higher volumes, driven by higher demand in our Americas and EMEA regions.
Adjusted EBITDA increased by $20.8 million, or 46%, year over year to $66.1 million for the six months ended June 30, 2026. The increase was driven primarily by a 16% favorable effect from higher volumes, a 15% effect from favorable product mix and an 9% favorable foreign exchange rate impact.
Rubber Carbon Black

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Delta		2026	2025	Delta
	(In millions)			%	(In millions)			%
Net sales	$316.1	$308.3	$7.8	3	$605.9	$625.3	$(19.4)	(3)
Adjusted EBITDA	$19.2	$48.9	$(29.7)	(61)	$38.2	$89.7	$(51.5)	(57)
Despite creating volatility in oil-derived feedstock costs, along with concerns about input availability, the conflict in the Middle East did not materially impact fundamental demand trends in the key markets addressed by our Rubber Carbon Black segment during the second quarter of 2026. Demand for replacement tires in the Americas remained down year over year in the second quarter for both passenger car and truck and bus categories, while sales of OE passenger car tires improved slightly and OE truck and bus tire demand decreased. U.S. tire production rates were lower year over year. In Europe, passenger car tire sales, both replacement and OE, were down slightly on a year-over-year basis during the second quarter, while truck and bus tire sales were higher.
For the three months ended June 30, 2026 compared to three months ended June 30, 2025
Net sales increased by $7.8 million, or 3%, year over year to $316.1 million for the three months ended June 30, 2026, primarily due to a positive 9% pass-through effect from higher year-over-year oil prices and 3% favorable foreign exchange rate impact, partially offset by unfavorable pricing of 4%, owing primarily to annual contract agreements in the Rubber Carbon Black segment, 3% lower volume and 3% adverse customer and regional mix.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Adjusted EBITDA decreased by $29.7 million, or 61%, year over year to $19.2 million for the three months ended June 30, 2026, driven primarily by a unfavorable pricing of 22%, owing primarily to annual contract agreements in the Rubber Carbon Black segment, a 20% unfavorable pass-through effect of raw material costs and a 14% unfavorable regional mix. Those were partially offset by a 4% favorable foreign exchange rate impact.
For the six months ended June 30, 2026 compared to six months ended June 30, 2025
Net sales decreased by $19.4 million, or 3%, year over year to $605.9 million for the six months ended June 30, 2026, primarily due to 3% unfavorable regional customer mix, 2% pass-through effect from lower year-over-year oil prices and unfavorable pricing of 2%, owing primarily to annual contract agreements in the Rubber Carbon Black segment, partially offset by 4% favorable foreign exchange rate impact.
Adjusted EBITDA decreased by $51.5 million, or 57%, year over year, to $38.2 million for the six months ended June 30, 2026, driven primarily by unfavorable pricing of 23%, owing primarily to annual contract agreements in the Rubber Carbon Black segment, a 16% effect from unfavorable regional mix and 15% unfavorable pass-through effect from raw material costs. Foreign exchange rate impact was favorable by 4%.
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
We believe our anticipated future operating cash flows, the capacity under our existing credit facilities, along with access to surety bonds, will be sufficient to finance our planned capital expenditures, settle our commitments and contingencies and address our normal anticipated working capital needs for the foreseeable future. For a discussion of the risks that could increase our short-term working capital needs, see “We may require short-term working capital financing due to rising oil and petroleum product prices to support our day-to-day operations, and we may be unable to obtain such financing on commercially acceptable terms or at all, which could materially adversely affect our business, liquidity and financial condition and results of operations” in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.
As of June 30, 2026, the company had total liquidity of $178.3 million, including cash and equivalents of $50.8 million, and $127.5 million availability under our RCF, including ancillary lines.
Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

		Six Months Ended June 30,
		2026	2025
		(In millions)
1	Net cash provided by operating activities	$14.9	$54.1
2	Net cash used in investing activities	(61.5)	(71.4)
3	Net cash provided by financing activities	37.4	14.0

	Free Cash Flow (1) (1-2)	(46.6)	(17.3)
(1) Free Cash Flow is a non-GAAP financial measure. Other companies and analysts may calculate this non-GAAP financial measures differently.
2026
Net cash provided by operating activities during the six months ended June 30, 2026 was $14.9 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $197.3 million sale of certain accounts receivable, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities in the six months ended June 30, 2026 amounted to $61.5 million. The expenditures were primarily related to safety, maintenance and growth investments.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Net cash provided by financing activities during the six months ended June 30, 2026 amounted to $37.4 million. The inflows primarily consist of borrowing under our RCF facilities of $66.5 million. The outflow primarily consisted of scheduled debt repayments, dividend distributions and payments for debt issuance costs.
2025
Net cash provided by operating activities for the six months ended June 30, 2025, amounted to $54.1 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $228.2 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities for the six months ended June 30, 2025, amounted to $71.4 million. The expenditures were primarily related to safety, maintenance and growth investments.
Net cash provided by financing activities for the six months ended June 30, 2025, amounted to $14.0 million. The inflows primarily consisted of $17.6 million related to other short-term debt borrowings and $28.0 million, net borrowings under our ancillary credit facilities. Those were partially offset by scheduled debt repayments, dividend distributions and stock buybacks.
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

	June 30, 2026	December 31, 2025
	(In millions)
Accounts receivable, net	$300.4	$213.6
Inventories, net	275.5	277.3
Accounts payable	(218.0)	(197.0)
Net working capital	$357.9	$293.9
Our Net working capital position can vary significantly from month to month, mainly due to fluctuations in oil prices and receipts of carbon black oil shipments. In general, increases in the cost of raw materials lead to an increase in our Net working capital requirements, as our inventories and trade receivables increase as a result of higher carbon black oil prices and related sales levels. These increases are partially offset by related increases in trade payables. Due to the quantity of carbon black oil that we typically keep in stock, such increases in Net working capital occur over a period of two to three months. Conversely, decreases in the cost of raw materials lead to a decrease in our Net working capital requirements over the same period of time.
Our Net working capital increased from $293.9 million as of December 31, 2025, to $357.9 million as of June 30, 2026. The primary working capital change drivers, year over year, were as follows:
•Accounts receivable, net—This increase was primarily due to higher demand in 2026 compared to 2025 and the timing of payments. Refer Note B. Accounts Receivable for discussion.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements.

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
•disruptions in the supply and the volatility of the pricing of carbon black oil feedstock and natural gas (including due to geopolitical conflicts), which could adversely affect our production volumes, margins and results of operations;
•our capital needs and ability to obtain required financing for our operations and working capital needs, particularly in the short term;
•the operational risks inherent in chemicals manufacturing, including but not limited to disruptions due to technical difficulties, severe weather conditions, natural disasters, pandemics, or otherwise;
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
•rapidly changing geopolitical environment, conflicts, growing tension between U.S. and other countries, and/or any other escalations that may impact energy costs, raw material availability or other economic disruptions;
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
•the difference between Luxembourg & European insolvency laws from U.S. insolvency laws;
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

Orion S.A.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2026 does not differ materially from “Item 7A” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Orion S.A.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three and six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number		Description

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS		Inline XBRL Instance Document.

101.SCH		Inline XBRL Taxonomy Extension Schema.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF		Inline XBRL Taxonomy Extension Definition Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Orion S.A.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION S.A.

August 5, 2026	By	/s/ Jonathan A. Puckett
Name: Jonathan A. Puckett
Title: Chief Financial Officer