Form 10-Q
period 2026-09-30
Orion S.A.
filed 2026-11-04
CIK 1609804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The registrant had 56,522,699 shares of common stock outstanding as of October 30, 2026.

Orion S.A.

Orion S.A.
PART I - Financial Information
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net sales	$472.8	$450.9	$1,433.2	$1,395.0
Cost of sales	382.0	365.3	1,170.2	1,112.9
Gross profit	90.8	85.6	263.0	282.1

Selling, general and administrative expenses	59.9	57.5	181.7	173.6
Research and development costs	4.9	6.9	19.4	20.0
Recovery due to misappropriation of assets, net	—	(7.3)	—	(6.5)
Goodwill impairment	—	80.8	—	80.8
Other expenses, net	3.2	1.4	6.4	4.6
Income (loss) from operations	22.8	(53.7)	55.5	9.6

Interest and other financial expense, net	17.8	14.4	48.8	47.2
Income (loss) before earnings in affiliated companies and income taxes	5.0	(68.1)	6.7	(37.6)

Income tax expense (benefit)	8.2	(0.5)	18.3	13.0
Earnings in affiliated companies, net of tax	0.1	0.5	0.4	1.6
Net loss	$(3.1)	$(67.1)	$(11.2)	$(49.0)

Weighted-average shares outstanding (in thousands):
Basic	56,389	56,046	56,352	56,415
Diluted	56,389	56,249	56,352	56,663
Loss per share:
Basic	$(0.05)	$(1.20)	$(0.20)	$(0.87)
Diluted	(0.05)	(1.20)	(0.20)	(0.87)
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net loss	$(3.1)	$(67.1)	$(11.2)	$(49.0)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	15.0	(1.1)	19.2	(1.1)
Net gains (losses) on derivatives	4.0	0.8	3.5	(2.7)
Defined benefit plans, net	—	—	(0.1)	(0.2)
Other comprehensive income (loss)	19.0	(0.3)	22.6	(4.0)
Comprehensive income (loss)	$15.9	$(67.4)	$11.4	$(53.0)
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(In millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$71.3	$60.7
Accounts receivable, net	272.0	213.6
Inventories, net	280.9	277.3
Income tax receivables	26.6	25.3
Prepaid expenses and other current assets	71.6	66.9
Total current assets	722.4	643.8
Property, plant and equipment, net	1,035.2	1,069.6
Right-of-use assets	125.4	125.8
Intangible assets, net	9.5	14.2
Investment in equity method affiliates	13.7	13.1
Deferred income tax assets	19.8	20.5
Other assets	32.3	20.6
Total non-current assets	1,235.9	1,263.8
Total assets	$1,958.3	$1,907.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$216.1	$197.0
Current portion of long-term debt and other financial liabilities	336.0	305.0
Accrued liabilities	66.3	50.1
Income taxes payable	4.5	20.2
Other current liabilities	56.1	54.1
Total current liabilities	679.0	626.4
Long-term debt, net	651.7	674.5
Employee benefit plan obligation	57.4	58.4
Deferred income tax liabilities	38.1	28.0
Other liabilities	134.0	135.7
Total non-current liabilities	881.2	896.6
Commitments and contingencies
Stockholders' equity
Common stock
Authorized: 65,992,259 and 65,992,259 shares with no par value
Issued – 60,992,259 and 60,992,259 shares with no par value
Outstanding – 56,522,699 and 56,154,794 shares	85.3	85.3
Treasury stock, at cost, 4,469,560 and 4,837,465 shares	(78.0)	(90.8)
Additional paid-in capital	74.2	80.2
Retained earnings	366.3	382.2
Accumulated other comprehensive loss	(49.7)	(72.3)
Total stockholders' equity	398.1	384.6
Total liabilities and stockholders' equity	$1,958.3	$1,907.6
.

See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net loss	$(11.2)	$(49.0)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	105.2	97.2
Goodwill impairment	—	80.8
Amortization of debt issuance costs	3.6	1.2
Share-based compensation	7.5	10.0
Deferred taxes	9.7	(27.1)
Foreign currency transactions	2.9	(9.8)
Changes in operating assets and liabilities, net:
Trade receivables	(58.8)	(32.9)
Inventories	(6.0)	34.3
Trade payables	43.5	3.9
Other provisions	18.7	(3.5)
Income tax liabilities	(15.5)	8.8
Other assets and liabilities, net	(26.9)	9.0
Net cash provided by operating activities	72.7	122.9
Cash flows from investing activities:
Acquisition of property, plant and equipment	(73.3)	(112.3)
Net cash used in investing activities	(73.3)	(112.3)
Cash flows from financing activities:
Repayments of long-term debt	(14.3)	(5.2)
Payments for debt issue costs	(4.7)	(3.5)
Cash inflows related to current financial liabilities	144.1	122.6
Cash outflows related to current financial liabilities	(109.7)	(91.1)
Dividends paid	(3.5)	(3.5)
Repurchase of Common stock	(0.8)	(24.8)
Net cash provided by (used in) financing activities	11.1	(5.5)
Increase in cash, cash equivalents and restricted cash	10.5	5.1
Cash, cash equivalents and restricted cash at the beginning of the period	61.2	44.7
Effect of exchange rate changes on cash	1.1	3.0
Cash, cash equivalents and restricted cash at the end of the period	72.8	52.8
Less restricted cash at the end of the period	1.5	1.5
Cash and cash equivalents at the end of the period	$71.3	$51.3
See accompanying Notes to these Condensed Consolidated Financial Statements.

Orion S.A.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

			Common stock		Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
(In millions, except share and per share amounts)			Number	Amount
Balance at January 1, 2026			56,154,794	$85.3	$(90.8)	$80.2	$382.2	$(72.3)	$384.6
Net loss			—	—	—	—	(9.9)	—	(9.9)
Other comprehensive income, net of tax			—	—	—	—	—	5.2	5.2
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(158,955)	—	(0.8)	—	—	—	(0.8)
Stock based compensation			—	—	—	1.4	—	—	1.4
Issuance of stock under equity compensation plans			392,810	—	11.0	(10.8)	—	—	0.2
Balance at March 31, 2026			56,388,649	85.3	(80.6)	70.8	371.1	(67.1)	379.5
Net income			—	—	—	—	1.8	—	1.8
Other comprehensive loss, net of tax			—	—	—	—	—	(1.6)	(1.6)
Dividends	$0.04	per share	—	—	—	—	(2.3)	—	(2.3)
Stock based compensation			—	—	—	3.0	—	—	3.0
Issuance of stock under equity compensation plans			134,050	—	2.6	(2.7)	—	—	(0.1)
Balance at June 30, 2026			56,522,699	85.3	(78.0)	71.1	370.6	(68.7)	380.3
Net loss			—	—	—	—	(3.1)	—	(3.1)
Other comprehensive income, net of tax			—	—	—	—	—	19.0	19.0
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Stock based compensation			—	—	—	3.1	—	—	3.1
Balance at September 30, 2026			56,522,699	$85.3	$(78.0)	$74.2	$366.3	$(49.7)	$398.1
j

Balance at January 1, 2025			57,242,372	$85.3	$(82.2)	$84.7	$457.0	$(69.9)	$474.9
Net income			—	—	—	—	9.1	—	9.1
Other comprehensive income, net of tax			—	—	—	—	—	1.0	1.0
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Repurchases of Common stock			(1,358,316)	—	(19.8)	—	—	—	(19.8)
Stock based compensation			—	—	—	2.7	—	—	2.7
Issuance of stock under equity compensation plans			575,310	—	14.3	(14.9)	—	—	(0.6)
Balance at March 31, 2025			56,459,366	85.3	(87.7)	72.5	464.9	(68.9)	466.1
Net income			—	—	—	—	9.0	—	9.0
Other comprehensive loss, net of tax			—	—	—	—	—	(4.7)	(4.7)
Dividends	$0.04	per share	—	—	—	—	(2.3)	—	(2.3)
Repurchases of Common stock			(444,790)	—	(5.0)	—	—	—	(5.0)
Stock based compensation			—	—	—	3.6	—	—	3.6
Issuance of stock under equity compensation plans			31,650	—	2.4	(2.6)	—	—	(0.2)
Balance at June 30, 2025			56,046,226	85.3	(90.3)	73.5	471.6	(73.6)	466.5
Net loss			—	—	—	—	(67.1)	—	(67.1)
Other comprehensive loss, net of tax			—	—	—	—	—	(0.3)	(0.3)
Dividends	$0.02	per share	—	—	—	—	(1.2)	—	(1.2)
Stock based compensation			—	—	—	3.7	—	—	3.7
Issuance of stock under equity compensation plans			103,480	—	—	0.2	—	—	0.2
Balance at September 30, 2025			56,149,706	$85.3	$(90.3)	$77.4	$403.3	$(73.9)	$401.8
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
Summary of Significant Accounting Policies
Accounting Standards Adopted
Interim Reporting—In December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU may be applied prospectively or retrospectively.
On January 1, 2026, we adopted this ASU. The adoption of this ASU did not materially impact our Condensed Consolidated Financial Statements.
Accounting Standards Not Yet Adopted
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
This guidance is effective for annual periods beginning after December 15, 2027 (including interim periods within). Early adoption is permitted. Entities are required to adopt the amendments on a retrospective basis by recognizing a cumulative effect adjustment to retained earnings at the date of initial application (i.e., prior reporting periods will not be recast).
We are currently assessing the impact of adoption of this new ASU. However, we believe the adoption of this ASU will not materially impact our Consolidated Financial Statements.
Government Grants—In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities. This ASU adds guidance to the existing Accounting Standards Codification (“ASC”) 832, Government Assistance, on the recognition, measurement and presentation of a government grant received by a business entity. This guidance leverages the principles in the accounting framework for government assistance in International Financial Reporting Standards, specifically International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain existing disclosure requirements in ASC 832. The guidance is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those annual reporting periods. Early adoption is permitted.
We are currently assessing the impact of adoption of this new ASU. However, we believe the adoption of this ASU will not materially impact our Consolidated Financial Statements.
Intangible Assets—In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming.
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis.
We are currently assessing the impact of adopting the new guidance in our Consolidated Financial Statements.
Consolidated Statements of Operations—In November 2024, the FASB issued Accounting Standards Update No. 2024-03, and in January 2025, ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) and Clarifying the Effective Date (“ASU 2025-01”), respectively. These ASUs require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items.
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
The adoption of this ASU will require additional disclosures in our Consolidated Financial Statements.
Note B. Accounts Receivable
Accounts receivable, net of allowance for credit losses, are as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Accounts receivable	$273.3	$215.0
Expected credit losses	(1.3)	(1.4)
Accounts receivable, net	$272.0	$213.6
Accounts Receivable Factoring Facilities―For the three months ended September 30, 2026 and 2025 the gross amount of receivables sold were $118.7 million and $103.7 million, respectively. For the nine months ended September 30, 2026 and 2025 the gross amount of receivables sold were $316.0 million and $331.9 million, respectively.
For the three months ended September 30, 2026 and 2025 the loss on receivables sold was approximately $1.5 million and $1.2 million, respectively. For the nine months ended September 30, 2026 and 2025 the loss on receivables sold was approximately $3.5 million and $3.8 million, respectively.
In the Condensed Consolidated Statements of Operations, the loss on receivables sold is reflected in Other expenses, net.
Note C. Inventories
Inventories, net of reserves, are as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Raw materials, consumables and supplies, net	$124.9	$108.9
Finished goods, net	156.0	168.4
Inventories, net	$280.9	$277.3

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note D. Debt and Other Obligations
Debt and other obligations are as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Current
Current portion of Term-Loan	$2.3	$3.0
Deferred debt issuance costs - Term-Loan	(0.8)	(0.9)
Current portion of China Term-Loan	13.6	13.1
Other short-term debt and obligations	320.9	289.8
Current portion of long-term debt and other financial liabilities	336.0	305.0
Non-current
Term-Loan	618.3	636.7
Deferred debt issuance costs - Term-Loan	(0.8)	(1.5)
China Term-Loan	34.2	39.3
Long-term debt, net	651.7	674.5
Total	$987.7	$979.5
Other short-term debt and obligations are as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Revolving Credit Facility	$124.9	$58.8

Ancillary Credit Facilities
OEC GmbH outstanding borrowings	141.9	127.9
OEC LLC outstanding borrowings	2.8	19.4
OEC Huaibei outstanding borrowings	—	4.6

Korea Working Capital Loans (capacity $53.5 million)
Uncommitted	—	1.7
Committed	12.9	17.3
China Working Capital Loans (capacity $24.9 million)	19.0	17.1
Repurchase Agreement	19.4	43.0

Total of Other Short-term Debt and Obligations	$320.9	$289.8

Supplemental information:
Total ancillary capacity - EUR	€234.0	€234.0
Total ancillary capacity - U.S. Dollars	$265.7	$275.0
Revolving credit facility
As of September 30, 2026, total capacity under our Revolving credit facility (“RCF”) and ancillary facilities is €350 million ($397.4 million). As of September 30, 2026 and December 31, 2025, availability under the RCF and ancillary facilities were $121.4 million and $193.0 million, respectively.
We classify amounts outstanding under the RCF as current in our Condensed Consolidated Balance Sheets as the borrowings are for short-term working capital needs, typically for a one-month period, and based on management’s intention to repay the amounts outstanding within one year from the date of drawing.
Repurchase Agreement—We entered into a repurchase agreement to sell European Emission Allowance (“EUA”) certificates as follows:
•On September 17, 2026, we sold 200 thousand EUA certificates for €17.1 million cash to a counterparty. This counterparty also has an obligation to resell, and we have the obligation to purchase the same or substantially the same EUA certificates on November 17, 2026 for €17.2 million.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
The difference between the consideration received and the amount of consideration paid was recognized as interest expense. At September 30, 2026, the amount outstanding, including accrued interest, was €17.1 million ($19.4 million).
As of September 30, 2026, we are in compliance with our debt covenants.
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
No significant concentration of credit risk existed at September 30, 2026 or at December 31, 2025.
Cash flow hedge
In October 2026 we terminated cross currency and interest rate swaps and recognized a pre-tax gain of approximately $22 million and $5 million, respectively. The net derivative gain will be reclassed into earnings in the period in which the underlying hedged transactions are reflected in earnings.
Fair value measurement
The following table summarizes outstanding financial instruments that are measured at fair value on a recurring basis:

	September 30, 2026		December 31, 2025		Balance Sheet Classification
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Assets
Derivatives designated as hedges:
Cross currency swaps	$197.0	$20.2	$197.0	$12.2	Other financial assets (non-current)
Interest rate swaps	227.1	6.0	235.0	1.8	Other financial assets (non-current)
Total	$424.1	$26.2	$432.0	$14.0
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

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Liabilities:
Term-Loan	$620.6	$558.5	$639.7	$582.8
China Term-Loan	47.8	48.6	52.4	52.9

Total	$668.4	$607.1	$692.1	$635.7
Liabilities in the table above are classified as Level 2.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
At both September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their carrying values due to the short-term nature of these instruments.
The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Three Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2026	2025	2026	2025
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$2.7	$0.5	$(0.3)	$(0.3)	Interest and other financial expense, net
Interest rate swaps	3.0	0.8	—	—	Interest and other financial expense, net
Total	$5.7	$1.3	$(0.3)	$(0.3)

	Effect of Financial Instruments
	Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Income Statement Classification
	2026	2025	2026	2025
	(In millions)
Derivatives designated as hedges:
Cross currency swaps	$1.4	$(4.1)	$(0.9)	$(0.4)	Interest and other financial expense, net
Interest rate swaps	4.2	1.3	—	—	Interest and other financial expense, net
Total	$5.6	$(2.8)	$(0.9)	$(0.4)
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

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note F. Accumulated Other Comprehensive Income (Loss)
Changes in each component of AOCI, net of tax, are as follows:

	Currency Translation Adjustments	Hedging Activities Adjustments	Pension and Other Postretirement Benefit Liability Adjustment	Total
	(In millions)
Balance at January 1, 2026	$(83.9)	$7.6	$4.0	$(72.3)
Other comprehensive income before reclassifications	3.5	2.5	—	6.0
Income tax effects before reclassifications	0.1	(0.8)	—	(0.7)
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.2	(0.1)	0.1
Balance at March 31, 2026	(80.3)	9.3	3.9	(67.1)
Other comprehensive income (loss) before reclassifications	0.7	(2.8)	—	(2.1)
Income tax effects before reclassifications	(0.1)	0.9	—	0.8
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	(0.1)	—	(0.1)
Balance at June 30, 2026	(79.7)	7.1	3.9	(68.7)
Other comprehensive income (loss) before reclassifications	15.0	5.6	—	20.6
Income tax effects before reclassifications	—	(1.5)	—	(1.5)
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	—	—	—
Currency translation AOCI	—	0.2	—	0.2
Balance at September 30, 2026	$(64.7)	$11.1	$3.9	$(49.7)

Balance at January 1, 2025	$(79.4)	$10.8	$(1.3)	$(69.9)
Other comprehensive income (loss) before reclassifications	2.3	(2.8)	—	(0.5)
Income tax effects before reclassifications	0.3	0.9	—	1.2
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.6	(0.1)	0.5
Balance at March 31, 2025	(76.8)	9.3	(1.4)	(68.9)
Other comprehensive income (loss) before reclassifications	(3.0)	(3.6)	—	(6.6)
Income tax effects before reclassifications	0.4	0.5	—	0.9
Amounts reclassified from AOCI	—	0.2	—	0.2
Income tax effects on reclassifications	—	(0.1)	—	(0.1)
Currency translation AOCI	—	1.0	(0.1)	0.9
Balance at June 30, 2025	(79.4)	7.3	(1.5)	(73.6)
Other comprehensive income (loss) before reclassifications	(1.1)	0.9	—	(0.2)
Income tax effects before reclassifications	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI	—	(0.3)	—	(0.3)
Income tax effects on reclassifications	—	0.1	—	0.1
Currency translation AOCI	—	0.3	—	0.3
Balance at September 30, 2025	$(80.5)	$8.1	$(1.5)	$(73.9)

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Note G. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing Net loss attributable to Orion by the weighted average number of common stock outstanding during the period. Diluted EPS equals Net loss attributable to Orion divided by the weighted average number of common stock outstanding during the period, adjusted for the dilutive effect of our stock–based and other equity compensation awards.
The following table reflects the income and share data used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net loss attributable to ordinary equity holders	$(3.1)	$(67.1)	$(11.2)	$(49.0)
Weighted average number of Common stock (in thousands)	56,389	56,046	56,352	56,415
Basic Loss per share	$(0.05)	$(1.20)	$(0.20)	$(0.87)
Dilutive effect of share based payments (in thousands)	—	203	—	248
Weighted average number of diluted Common stock (in thousands)	56,389	56,249	56,352	56,663
Diluted Loss per share	$(0.05)	$(1.20)	$(0.20)	$(0.87)
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
Income tax expense for the three months ended September 30, 2026 was $8.2 million. Income tax benefit for the three months ended September 30, 2025 was $0.5 million. Income tax expense for the nine months ended September 30, 2026 and 2025 were $18.3 million and $13.0 million, respectively.
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective income tax rates	160.8%	0.7%	257.7%	(34.6)%
Mix of income in countries with varying statutory tax rates and valuation allowances on tax losses impacted our effective tax rate.
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
Pledges and Guarantees
The Company has pledged the majority of its assets (amongst others shares in affiliates, bank accounts and receivables) within the different regions in which it operates excluding China as collateral under its debt agreements. As of September 30, 2026, the Company had guarantees totaling $27.8 million issued by various financial institutions.

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
Our CODM uses Adjusted EBITDA as the primary measure for reviewing our segment profitability. We define Adjusted EBITDA as Income from operations before depreciation and amortization, stock-based compensation, and non-recurring items (such as restructuring expenses, Recovery due to misappropriation of assets, net, Goodwill impairment, etc.) plus Earnings in affiliated companies, net of tax.
The CODM does not review reportable segment asset or liability information for purposes of assessing performance or allocating resources.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the three months ended September 30, 2026 and 2025 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2026
Net sales from external customers	$306.4	$166.4	$—	$472.8
Less:
Cost of Sales	250.8	131.2	—	382.0
Selling, general and administrative expenses	35.7	24.0	0.2	59.9
Other segment items	3.3	3.5	1.3	8.1
Add:
Equity in earnings of affiliated companies, net of tax	0.1	—	—	0.1
LTIP and other non-operating charges	1.4	1.4	1.5	4.3
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	23.3	16.3	—	39.6
Adjusted EBITDA	$41.4	$25.4	$—	$66.8
Capital expenditures	6.1	5.7	—	11.8

2025
Net sales from external customers	$290.9	$160.0	$—	$450.9
Less:
Cost of Sales	237.9	127.4	—	365.3
Selling, general and administrative expenses	34.1	23.2	0.2	57.5
Recovery due to misappropriation of assets, net	—	—	(7.3)	(7.3)
Goodwill impairment	32.3	48.5	—	80.8
Other segment items	4.2	4.1	—	8.3
Add:
Equity in earnings of affiliated companies, net of tax	0.5	—	—	0.5
LTIP and other non-operating charges	1.8	1.7	0.2	3.7
Recovery due to misappropriation of assets, net	—	—	(7.3)	(7.3)
Goodwill impairment	32.3	48.5	—	80.8
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	19.1	14.6	—	33.7
Adjusted EBITDA	$36.1	$21.6	$—	$57.7
Capital expenditures	15.5	25.4	—	40.9
Other segment items—Other segment items for each reportable segment include Research and Development costs and Other expense (income), net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
Segment operating results for the nine months ended September 30, 2026 and 2025 are as follows:

	Rubber	Specialty	Corporate	Total
	(In millions)
2026
Net sales from external customers	$912.3	$520.9	$—	$1,433.2
Less:
Cost of Sales	782.0	388.2	—	1,170.2
Selling, general and administrative expenses	105.8	75.2	0.7	181.7
Other segment items	11.3	11.9	2.6	25.8
Add:
Equity in earnings of affiliated companies, net of tax	0.4	—	—	0.4
LTIP and other non-operating charges	3.3	3.4	3.3	10.0
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	62.7	42.5	—	105.2
Adjusted EBITDA	$79.6	$91.5	$—	$171.1
Assets	$1,119.1	$680.1	$159.1	$1,958.3
Capital expenditures	26.5	46.8	—	73.3

2025
Net sales from external customers	$916.2	$478.8	$—	$1,395.0
Less:
Cost of Sales	739.3	373.6	—	1,112.9
Selling, general and administrative expenses	104.4	68.4	0.8	173.6
Recovery due to misappropriation of assets, net	—	—	(6.5)	(6.5)
Goodwill impairment	32.3	48.5	—	80.8
Other segment items	12.1	12.5	—	24.6
Add:
Equity in earnings of affiliated companies, net of tax	1.6	—	—	1.6
LTIP and other non-operating charges	4.6	4.6	0.8	10.0
Recovery due to misappropriation of assets, net	—	—	(6.5)	(6.5)
Goodwill impairment	32.3	48.5	—	80.8
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	59.2	38.0	—	97.2
Adjusted EBITDA	$125.8	$66.9	$—	$192.7
Assets	$1,109.9	$701.6	$152.4	$1,963.9
Capital expenditures	46.4	65.9	—	112.3
Other segment items—Other segment items for each reportable segment includes Research and development costs and Other expense (income), net.

Orion S.A
Notes to the Condensed Consolidated Financial Statements—(continued)
A reconciliation of Income before earnings in affiliated companies and income taxes to Adjusted EBITDA for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Income (loss) before earnings in affiliated companies and income taxes	$5.0	$(68.1)	$6.7	$(37.6)
LTIP and other non-operating charges	4.3	3.7	10.0	10.0
Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	39.6	33.7	105.2	97.2
Recovery due to misappropriation of assets, net	—	(7.3)	—	(6.5)
Goodwill impairment	—	80.8	—	80.8
Equity in earnings of affiliated companies, net of tax	0.1	0.5	0.4	1.6
Interest and other financial expense, net	17.8	14.4	48.8	47.2
Adjusted EBITDA	$66.8	$57.7	$171.1	$192.7
Long term incentive plan (“LTIP”) and other non-operating charges include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Long term incentive plan	$3.1	$3.7	$7.5	$10.0
Other non-operating	1.2	—	2.5	—
LTIP and other non-operating charges	$4.3	$3.7	$10.0	$10.0

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine month periods ended September 30, 2026 and 2025 and should be read in conjunction with the information included under Item 1. Financial Statements (Unaudited) elsewhere in this report. Results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of results that may be expected for the entire year.
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
Operating Results
Operating results for the periods discussed are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Delta	2026	2025	Delta
	(In millions)			(In millions)
Net sales	$472.8	$450.9	$21.9	$1,433.2	$1,395.0	$38.2
Cost of sales	382.0	365.3	16.7	1,170.2	1,112.9	57.3
Gross profit	90.8	85.6	5.2	263.0	282.1	(19.1)
Selling, general and administrative expenses	59.9	57.5	2.4	181.7	173.6	8.1
Research and development costs	4.9	6.9	(2.0)	19.4	20.0	(0.6)
Recovery due to misappropriation of assets, net	—	(7.3)	7.3	—	(6.5)	6.5
Goodwill impairment	—	80.8	(80.8)	—	80.8	(80.8)
Other expenses, net	3.2	1.4	1.8	6.4	4.6	1.8
Income (loss) from operations	22.8	(53.7)	76.5	55.5	9.6	45.9
Interest and other financial expense, net	17.8	14.4	3.4	48.8	47.2	1.6
Income (loss) before earnings in affiliated companies and income taxes	5.0	(68.1)	73.1	6.7	(37.6)	44.3
Income tax expense (benefit)	8.2	(0.5)	8.7	18.3	13.0	5.3
Earnings in affiliated companies, net of tax	0.1	0.5	(0.4)	0.4	1.6	(1.2)
Net loss	(3.1)	(67.1)	64.0	(11.2)	(49.0)	37.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	15.0	(1.1)	16.1	19.2	(1.1)	20.3
Net gains (losses) on derivatives	4.0	0.8	3.2	3.5	(2.7)	6.2
Defined benefit plans, net	—	—	—	(0.1)	(0.2)	0.1
Total other comprehensive income (loss), net of tax	19.0	(0.3)	19.3	22.6	(4.0)	26.6
Comprehensive income (loss)	$15.9	$(67.4)	$83.3	$11.4	$(53.0)	$64.4
Operating Results Discussion
For the three months ended September 30, 2026 compared to three months ended September 30, 2025
Net sales
Net sales for the three months ended September 30, 2026 increased by $21.9 million, or 5%, year over year to $472.8 million, primarily driven by favorable pass-through effect of higher year-over-year oil prices driven by Middle East conflict (13%), partially offset by unfavorable volume impact across all regions (-5%) and lower pricing under our annual contract agreements in the Rubber Carbon Black segment (-2%).
Cost of sales
Cost of sales for the three months ended September 30, 2026 increased by $16.7 million, or 5%, year over year to $382.0 million, mainly

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
due to the higher feedstocks driven by the Middle East conflict.
Gross profit
Gross profit for the three months ended September 30, 2026 increased by $5.2 million, or 6%, year over year to $90.8 million. The increase was primarily driven by the combined effect of timing associated with European emission allowances and a favorable pass-through effect from higher raw material costs ($27.4 million), partially offset by lower pricing under our annual contract agreements in the Rubber Carbon Black segment (-$10.6 million) and unfavorable volume impact across all regions (-$10.5 million).
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2026 increased by $2.4 million, or 4%, year over year to $59.9 million. The increase was due to higher freight and distribution expenses ($1.7 million) and higher variable compensation ($0.7 million).
Recovery due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $59.2 million.
In the third quarter of 2025, we recovered $7.3 million (€6.3 million) and incurred $0.8 million of professional fees. This was not repeated in 2026. For additional information refer to “Note Q. Commitments and Contingencies”, included in our Annual Reports in Form 10-K for the years ended December 31, 2025 and 2024.
Goodwill Impairment
During the third quarter of 2025, we experienced a significant decrease in the trading price of our common stock. We performed a quantitative impairment assessment for each of our two reporting units as of September 30, 2025 and recognized a non-cash goodwill impairment charge of $80.8 million. For additional information refer to “Note H. Goodwill and Intangible Assets”, included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Provision for income taxes
Income before earnings in affiliated companies and income taxes for the three months ended September 30, 2026 increased by $73.1 million, year over year to $5.0 million.
Income tax expense for the three months ended September 30, 2026 was $8.2 million. Income tax benefit for the three months ended September 30, 2025 was $0.5 million. Income tax expense is primarily determined based on the projected pre-tax income mix in countries with varying statutory tax rates and the impact of valuation allowances on tax losses.
Comprehensive income (loss) and Net loss
Comprehensive income was $15.9 million for the three months ended September 30, 2026 compared to Comprehensive loss of $67.4 million for the three months ended September 30, 2025. The components of Comprehensive income (loss) are discussed below:
Net loss was $3.1 million for the three months ended September 30, 2026 compared to $67.1 million for the three months ended September 30, 2025 as discussed above.
The activities from the components of Other comprehensive income (loss) are discussed below:
•$16.1 million of net favorable impact due to change in foreign currency translation adjustments as a result of the weakening of the U.S. dollar versus euro, and
•$3.2 million of net favorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
For the nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Net sales
Net sales increased by $38.2 million, or 3%, year over year in the nine months ended September 30, 2026 to $1,433.2 million, primarily driven by favorable pass-through of higher year-over-year oil prices (4%) driven by the conflict in the Middle East and favorable foreign exchange rate impact (3%) due to weakening of the U.S. dollar versus the euro and other major currencies. This was partially offset by lower pricing under our annual contract agreements in the Rubber Carbon Black segment (-2%).
Cost of sales
Cost of sales increased by $57.3 million, or 5%, year over year to $1,170.2 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, mainly due to higher oil costs driven by the Middle East conflict.
Gross profit
Gross profit decreased by $19.1 million, or 7%, year over year to $263.0 million. The decrease was primarily driven by lower pricing under our annual contract agreements in the Rubber Carbon Black segment (-$32.0 million), partially offset by favorable timing effect from the pass-through of raw material ($21.7 million).
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $8.1 million, or 5%, year over year to $181.7 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by higher freight and distribution expenses ($7.1 million).
Recovery due to misappropriation of assets, net
During the third quarter of 2024, we were the target of a criminal scheme that resulted in multiple fraudulently induced outbound wire transfers to accounts controlled by unknown third parties aggregating to $59.2 million.
In the third quarter of 2025, we recovered $7.3 million (€6.3 million) and incurred $0.8 million of professional fees. This was not repeated in 2026. For additional information refer to “Note Q. Commitments and Contingencies”, included in our Annual Reports in Form 10-K for the years ended December 31, 2025 and 2024.
Goodwill Impairment
During the third quarter of 2025, we experienced a significant decrease in the trading price of our common stock. We performed a quantitative impairment assessment for each of our two reporting units as of September 30, 2025 and recognized a non-cash goodwill impairment charge of $80.8 million. For additional information refer to “Note H. Goodwill and Intangible Assets”, included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Provision for income taxes
Income before earnings in affiliated companies and income taxes for the nine months ended September 30, 2026 increased by $44.3 million, year over year to $6.7 million.
Income tax expense for the nine months ended September 30, 2026 and 2025 was $18.3 million and $13.0 million, respectively. Income tax expense is primarily determined based on projected pre-tax income mix in countries with varying statutory tax rates and the impact of valuation allowances on tax losses.
Comprehensive income (loss) and Net loss
Comprehensive income was $11.4 million for the nine months ended September 30, 2026 compared to Comprehensive loss of $53.0 million for the nine months ended September 30, 2025.
Net loss was $11.2 million for the nine months ended September 30, 2026 compared to $49.0 million for the nine months ended September 30, 2025.
The activities from the components of Other comprehensive income (loss) are discussed below:
•$20.3 million of net favorable impact due to foreign currency translation adjustments, and
•$6.2 million of net favorable impacts related to financial derivative instruments primarily driven by net periodic changes in cross currency and interest rate swaps.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Sensitivities Analysis
We monitor certain sensitivities impacting our Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Inventories, net plus Accounts receivable, net minus Accounts payable (“Net Working Capital”) as follows:
•A $10 per barrel change in feedstock costs
◦Estimated impact on Net Working Capital is between $25 million to $30 million, over three to four months;
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
These non-GAAP measures include, but are not limited to, EBITDA, Adjusted EBITDA, Net Working Capital and Free Cash Flow.
We define:
•EBITDA—Income from operations before depreciation and amortization.
•Adjusted EBITDA—Income from operations before depreciation and amortization, stock based compensation, and non-recurring items (such as, restructuring expenses, legal settlement gain, Recovery due to assets misappropriation, net, etc.) plus Earnings in affiliated companies, net of tax.
•Net Working Capital—Accounts receivable, net plus Inventories, net minus Accounts payable.
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

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Non-GAAP Financial Measures
The following table presents reconciliation of Net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Delta	2026	2025	Delta
	(In millions)			(In millions)
Net loss	$(3.1)	$(67.1)	$64.0	$(11.2)	$(49.0)	$37.8
Add back Income tax (benefit) expense	8.2	(0.5)	8.7	18.3	13.0	5.3
Add back Equity in earnings of affiliated companies, net of tax	(0.1)	(0.5)	0.4	(0.4)	(1.6)	1.2
Income (loss) before earnings in affiliated companies and income taxes	5.0	(68.1)	73.1	6.7	(37.6)	44.3
Add back Interest and other financial expense, net	17.8	14.4	3.4	48.8	47.2	1.6
Income (loss) from operations	22.8	(53.7)	76.5	55.5	9.6	45.9
Add back Depreciation of property, plant and equipment and amortization of intangible assets and right of use assets	39.6	33.7	5.9	105.2	97.2	8.0
EBITDA	62.4	(20.0)	82.4	160.7	106.8	53.9
Equity in earnings of affiliated companies, net of tax	0.1	0.5	(0.4)	0.4	1.6	(1.2)
Recovery due to misappropriation of assets, net	—	(7.3)	7.3	—	(6.5)	6.5
Goodwill impairment	—	80.8	(80.8)	—	80.8	(80.8)
Long term incentive plan	3.1	3.7	(0.6)	7.5	10.0	(2.5)
Other adjustments	1.2	—	1.2	2.5	—	2.5
Adjusted EBITDA	$66.8	$57.7	$9.1	$171.1	$192.7	$(21.6)
Adjusted EBITDA Specialty Carbon Black	$25.4	$21.6	$3.8	$91.5	$66.9	$24.6
Adjusted EBITDA Rubber Carbon Black	$41.4	$36.1	$5.3	$79.6	$125.8	$(46.2)
Adjusted EBITDA (A Non-GAAP Financial Measure)
For the quarter ending September 30, 2026, Adjusted EBITDA increased $9.1 million, or 16%, year over year to $66.8 million. The increase was driven by the the combined effect of timing associated with European emission allowances and a favorable pass-through effect from higher raw material costs ($27.4 million), partially offset by lower pricing under our annual contract agreements in the Rubber Carbon Black segment (-$10.6 million), unfavorable volume impact across all regions (-$10.5 million) and unfavorable product mix (-$3.4 million).
For the nine months ended September 30, 2026, Adjusted EBITDA decreased $21.6 million, or 11%, year over year to $171.1 million. The decrease was primarily due to unfavorable effect of price concessions provided under our annual contract agreements in our Rubber Carbon Black segment (-$32.0 million) and unfavorable product and regional customer mix (-$10.6 million), partially offset by pass-through of raw material ($21.7 million).

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Segment Discussion
Our operations are managed through two reportable segments, Specialty Carbon Black and Rubber Carbon Black. We use Segment Adjusted EBITDA as the measure of segment performance and profitability.
The tables below present our segment results derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.
Specialty Carbon Black

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Delta	2026	2025	Delta
	(In millions)			(In millions)
Net sales	$166.4	$160.0	$6.4	$520.9	$478.8	$42.1
Adjusted EBITDA	$25.4	$21.6	$3.8	$91.5	$66.9	$24.6
During the third quarter, macro uncertainties, including volatile energy prices resulting primarily from the Middle East conflict, affected overall Specialty segment visibility. After strong trends during the second quarter on security of supply concerns, demand in Western regions eased during the third quarter, particularly within the polymers end market, which exhibited inventory destocking. Against a softer demand backdrop, energy-oriented pass-through actions also became less favorable.
For the three months ended September 30, 2026 compared to three months ended September 30, 2025
Net sales increased by $6.4 million, or 4%, year over year to $166.4 million, for the three months ended September 30, 2026, driven primarily by the pass-through effect of higher oil prices (6%) and favorable product and regional mix (5%), partially offset by lower volume in Europe, Middle East and Africa (“EMEA”) as well as Americas regions (-7%).
Adjusted EBITDA increased by $3.8 million, or 18%, year over year to $25.4 million for the three months ended September 30, 2026. The increase was driven by the combined effect of timing associated with European emission allowances and a favorable pass-through effect from higher raw material costs ($6.1 million) as well as favorable product and regional customer mix ($4.6 million), partially offset by lower volume in EMEA and Americas regions (-$8.5 million).
For the nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Net sales increased by $42.1 million, or 9%, year over year to $520.9 million for the nine months ended September 30, 2026, driven primarily by favorable product and regional customer mix (4%) and favorable foreign exchange rate impact (3%) mainly due to weakening of U.S. dollar versus the euro and other major currencies and favorable pass-through of raw material costs due to the conflict in the Middle East (2%).
Adjusted EBITDA increased by $24.6 million, or 37%, year over year to $91.5 million for the nine months ended September 30, 2026. The increase was driven primarily by pass-through of raw material costs ($13.4 million) and favorable product and regional customer mix ($11.4 million).
Rubber Carbon Black

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Delta	2026	2025	Delta
	(In millions)			(In millions)
Net sales	$306.4	$290.9	$15.5	$912.3	$916.2	$(3.9)
Adjusted EBITDA	$41.4	$36.1	$5.3	$79.6	$125.8	$(46.2)
Global tire industry conditions remained mixed during the third quarter of 2026. Passenger car original equipment (“OE”) demand remained soft, particularly in Europe and North America, while replacement demand exhibited more resilience. In Europe replacement tires exhibited comparative resilience, particularly in the truck and bus replacement category. In North America, truck and bus OE demand improved during the quarter, while replacement demand remained relatively soft. In South America, truck and bus tire demand remained subdued, reflecting soft OE demand.
For the three months ended September 30, 2026 compared to three months ended September 30, 2025
Net sales increased by $15.5 million, or 5%, year over year to $306.4 million for the three months ended September 30, 2026, primarily due to favorable pass-through effect from higher year-over-year oil prices (16%), partially offset by lower volume in Americas and Asia Pacific regions (-4%), lower pricing under our annual contract agreements in the Rubber Carbon Black segment (-4%) and unfavorable customer and regional mix (-3%).

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Adjusted EBITDA increased by $5.3 million, or 15%, year over year to $41.4 million for the three months ended September 30, 2026, driven primarily by the combined effect of timing associated with European emission allowances and a favorable pass-through effect from higher raw material costs ($21.3 million), partially offset by lower pricing under our annual contract agreements (-$10.6 million) and unfavorable regional mix (-$7.9 million).
For the nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Net sales for the nine months ended September 30, 2026 were flat year over year.
Adjusted EBITDA decreased by $46.2 million, year over year, to $79.6 million for the nine months ended September 30, 2026, driven primarily by unfavorable pricing (-$31.6 million) and unfavorable regional mix (-$21.9 million), partially offset by favorable pass-through of raw material costs ($8.3 million).
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are the net cash generated (i) from operating activities, primarily driven by our operating results and changes in working capital requirements and (ii) from financing activities, primarily driven by borrowing amounts available under the senior secured Revolving credit facility (the “RCF”) and related ancillary facilities, various uncommitted local credit lines, and, from time to time, term loan borrowings and Accounts receivable factoring.
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
As of September 30, 2026, the company had total liquidity of $192.7 million, including cash and equivalents of $71.3 million, and $121.4 million availability under our RCF, including ancillary lines.
Cash Flows
The tables below present our historical cash flows derived from our unaudited Condensed Consolidated Financial Statements for the periods indicated.

		Nine Months Ended September 30,
		2026	2025
		(In millions)
1	Net cash provided by operating activities	$72.7	$122.9
2	Net cash used in investing activities	(73.3)	(112.3)
3	Net cash provided by (used in) financing activities	11.1	(5.5)

	Free Cash Flow (1) (1+2)	(0.6)	10.6
(1) Free Cash Flow is a non-GAAP financial measure. Other companies and analysts may calculate this non-GAAP financial measure differently.
2026
Net cash provided by operating activities during the nine months ended September 30, 2026 was $72.7 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $316.0 million sale of certain accounts receivable, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities during the nine months ended September 30, 2026 amounted to $73.3 million. These expenditures were primarily related to safety and maintenance.

Orion S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Net cash provided by financing activities during the nine months ended September 30, 2026 amounted to $11.1 million. The inflows primarily consist of borrowing under our RCF facilities of $66.1 million. The outflow primarily consisted of scheduled debt repayments, dividend distributions and payments for debt issuance costs related to RCF modification.
2025
Net cash provided by operating activities for the nine months ended September 30, 2025, amounted to $122.9 million. The cash provided by operating activities primarily reflects changes in working capital. Change in working capital includes $331.9 million sale of certain accounts receivables, discussed in Note B. Accounts Receivable to the Condensed Consolidated Financial Statements.
Net cash used in investing activities for the nine months ended September 30, 2025, amounted to $112.3 million. These expenditures were primarily related to safety, maintenance and growth investments.
Net cash used in financing activities for the nine months ended September 30, 2025, amounted to $5.5 million. The outflow primarily consisted of scheduled debt repayments, dividend distributions, payments for debt issuance costs and $24.8 million in stock buybacks. Those were partially offset by inflows primarily consisted of $30.0 million related to other short-term debt borrowings and $1.5 million, net borrowings under our ancillary credit facilities.
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

	September 30, 2026	December 31, 2025
	(In millions)
Accounts receivable, net	$272.0	$213.6
Inventories, net	280.9	277.3
Accounts payable	(216.1)	(197.0)
Net working capital	$336.8	$293.9
Our Net working capital position can vary significantly from month to month, mainly due to fluctuations in oil prices and receipts of carbon black oil shipments. In general, increases in the cost of raw materials lead to an increase in our Net working capital requirements, as our inventories and trade receivables increase as a result of higher carbon black oil prices and related sales levels. These increases are partially offset by related increases in trade payables. Due to the quantity of carbon black oil that we typically keep in stock, such increases in Net working capital occur over a period of three to four months. Conversely, decreases in the cost of raw materials lead to a decrease in our Net working capital requirements over the same period of time.
Our Net working capital increased from $293.9 million as of December 31, 2025, to $336.8 million as of September 30, 2026. The primary working capital change drivers since December 31, 2025 were as follows:
•Accounts receivable, net—This increase was primarily due to higher demand in third quarter of 2026 compared to the fourth quarter of 2025 and the timing of payments. For the nine months ended September 30, 2026 and 2025 the gross amount of receivables sold were $316.0 million and $331.9 million, respectively. Refer Note B. Accounts Receivable for discussion.
Those increases were partially offset by:
•Accounts payable—Increase in accounts payable was primarily due to the timing of payments.
Capital expenditures
We plan to finance our Capital expenditures with cash generated by our operating activities and/or by utilizing existing debt capacity. We do not plan to make material Capital expenditures outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements.

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

Orion S.A.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended September 30, 2026 does not differ materially from “Item 7A” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The extent or length of any adverse effects of the Iran-U.S. Conflict and geopolitical tension in the Middle East and the Russia-Ukraine war on the supply of crude oil and natural gas and the quality and availability of carbon black oil is difficult to quantify.
The continuation or escalation of events like the Iran-U.S. Conflict and geopolitical tension in the Middle East and the Russia-Ukraine war could decrease our production volumes and margins and may adversely impact our business operations, financial condition and results of operations and are difficult to predict. The Iran-U.S. Conflict and geopolitical tension in the Middle East and the Russia-Ukraine war have impacted our margins and caused and may continue to cause curtailed or delayed spending by our customers’ customers, particularly in the automotive industry, and increases the risk of customer defaults or delays in payments.
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
Our business is heavily reliant on oil and petroleum products and the price of oil directly impacts our operating costs and working capital levels and needs. The price of oil has increased significantly in the past few months due to the Iran-U.S. Conflict. The rise in the price of oil causes working capital volatility. We rely, and expect to continue to rely, on a combination of sources to meet our short-term working capital needs, including borrowings under our revolving credit facility, cash flows from operations and trade credit extended by our suppliers among other sources. As a result of the increase in the price of oil we may need to obtain additional short-term and/or bridge financing to fund our working capital needs and day-to-day operations, including the purchase of inventory, payment of trade creditors and other operational expenses that arise in the ordinary course of our business.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

ORION S.A.

November 4, 2026	By	/s/ Jonathan A. Puckett
Name: Jonathan A. Puckett
Title: Chief Financial Officer